Form 10QSB
period 1998-09-30
GOODNOISE CORP
filed 1998-12-24
CIK 1065013

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                  FORM 10-QSB

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
                                    Of 1934

     For the quarterly period ended SEPTEMBER 30, 1998

                          Commission File No. 0-24671

                             GOODNOISE CORPORATION
       (Exact Name of small business issuer as specified in its charter)

        FLORIDA                                   65-0207877
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

719 COLORADO AVE., PALO ALTO, CALIFORNIA              94303
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (650) 322-8910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X       No
                        ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE                         15,015,300
         (Class)                             (Outstanding at December 14, 1998)

                             GOODNOISE CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Balance Sheets -June 30, 1998 and September 30, 1998.................       2

       Statements of Operations - Periods from Inception to September 30,
       1998 and three months ended September 30, 1998.......................       3

       Statements of Cash Flows - Periods from Inception to September 30,
       1998 and three months ended September 30, 1998.......................       4

       Notes to Financial Statements........................................       5

 Item 2.  Management's Discussion and Analysis or Plan of Operation.........       8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........      19

 PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds.........................      20

 Item 6.  Exhibits and Reports on Form 8-K..................................      20

 Signatures.................................................................      21

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                 June 30, 1998          September 30, 1998
                                                             ----------------------   ----------------------
ASSETS
Current Assets:
   Cash...................................................             $   509,751              $    72,505
   Accounts receivable....................................                       -                   12,438
   Prepaid expenses and other assets                                        21,362                   63,087
                                                                       -----------              -----------
   Total current assets...................................                 531,113                  148,030

Property and equipment, net                                                 34,227                   50,466
Other assets                                                                16,520                   21,520
                                                                       -----------              -----------
       Total assets.......................................             $   581,860              $   220,016
                                                                       ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable.......................................             $   118,218              $   211,509
   Accrued payroll and related benefits...................                  16,982                   14,581
                                                                       -----------              -----------
   Total current liabilities..............................                 135,200                  226,090
                                                                       -----------              -----------

Stockholders' Equity (Deficit):
Preferred Stock, $0.01 par value, 500,000 shares
 authorized; none issued or outstanding...................                       -                        -

Common Stock, $0.01 par value, 200,000,000 shares
 authorized; 14,715,300 and 15,015,300 shares issued and
 outstanding at June 30 and September 30, 1998,
 respectively.............................................                 147,153                  150,153
 Additional paid-in capital...............................               1,485,611                1,879,360
 Notes receivable from employees..........................                  (6,000)                  (6,000)
 Deficit accumulated during the development stage.........              (1,180,104)              (2,029,587)
                                                                       -----------              -----------
     Total stockholders' equity (deficit).................                 446,660                   (6,074)
                                                                       -----------              -----------
Total liabilities and stockholders' equity
 (deficit)................................................             $   581,860              $   220,016
                                                                       ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                January 8, 1998
                                                      Three months ended        (Inception) to
                                                      September 30, 1998      September 30, 1998
                                                      ---------------------   -------------------

Revenues..........................................            $    12,452             $    12,452
Cost of revenues..................................                    277                     277
                                                              -----------             -----------
Gross profit......................................                 12,175                  12,175
                                                              -----------             -----------

Operating expenses:
   Product development............................                666,712               1,628,061
   General and administrative.....................                197,256                 416,011
                                                              -----------             -----------
                                                                  863,968               2,044,072
                                                              -----------             -----------

Operating loss....................................               (851,793)             (2,031,897)
Interest income...................................                  2,310                   2,310
                                                              -----------             -----------
Net loss..........................................            $  (849,483)            $(2,029,587)
                                                              ===========             ===========

Net loss per share- basic and diluted.............                 $(0.06)                 $(0.17)
                                                              ===========             ===========

Weighted average common shares outstanding-
   basic and diluted..............................             14,591,336              11,619,710
                                                              ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       January 8, 1998
                                                             Three months ended         (Inception) to
                                                             September 30, 1998       September 30, 1998
                                                           ----------------------     -------------------
Cash flows from operating activities:
          Net loss.........................................            $(849,483)             $(2,029,587)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation..........................................                5,289                    8,446
Issuance of common stock in exchange for services
     ......................................................                    -                   12,600
Fair value of options issued to advisors...................               96,649                  848,363
     Changes in assets and liabilities, net of effects
     of merger:
       Accounts receivable.................................              (12,438)                 (12,438)
       Prepaid expenses and other assets...................              (41,725)                 (63,087)
       Accounts payable....................................               93,291                  209,859
       Accrued payroll and related benefits................               (2,401)                  14,581
       Other assets........................................               (5,000)                 (21,520)
                                                                       ---------              -----------
       Net cash used in operating activities...............             (715,818)              (1,032,783)
                                                                       ---------              -----------
Cash flows from investing activities:
     Purchase of property and equipment....................              (21,528)                 (58,912)
                                                                       ---------              -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock................              300,100                  300,100
     Common stock issued in connection with merger.........                    -                  690,000
Proceeds from repayment of notes receivable from
 employees.................................................                    -                    4,100

     Proceeds from issuance of notes payable...............                    -                  170,000
                                                                       ---------              -----------
       Net cash provided by financing activities...........              300,100                1,164,200
                                                                       ---------              -----------

Net increase (decrease) in cash............................             (437,246)                  72,505
Cash at beginning of period................................              509,751                        -
                                                                       ---------              -----------
Cash at end of period......................................            $  72,505              $    72,505
                                                                       =========              ===========

Supplemental disclosure of non-cash transactions:
          Conversion of notes payable into common stock....            $  -                   $   170,000
          Issuance of common stock for notes receivable....            $  -                   $    10,100

        The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY, ITS RECAPITALIZATION AND LIQUIDITY

     GoodNoise Corporation ("GoodNoise" or the "Company") was incorporated on January 8, to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, developing its product, acquiring operating assets and raising capital. The Company operates within one industry segment.

     On May 11, 1998, Atlantis Ventures Corporation ("Atlantis"), a Florida Corporation, acquired 9,335,000 shares of common stock of the Company representing its then outstanding common stock in exchange for 11,015,300 shares of Atlantis. Prior to the merger, Atlantis had 3,700,000 shares issued and outstanding. For accounting purposes, this transaction has been presented as a recapitalization of the Company. Atlantis is a publicly traded company that was organized in August 1989 and had no revenues or operations prior to the merger with the Company. As of May 11, 1998, Atlantis had cash of $690,000, liabilities of $1,650 and accumulated deficit of $1,650. Following the recapitalization, Atlantis changed its name to GoodNoise Corporation.

     The Company has incurred losses from operations since inception and has to obtain additional capital to fund its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of pursuing additional equity financing, although there is no assurance that these efforts will be successful. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION

     The accompanying interim financial statements of GoodNoise for the three month period ended September 30, 1998 and the period January 8, 1998 (inception) to September 30, 1998 are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the periods then ended. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

The financial information as of June 30, 1998 is derived from the Company's Form 10-SB/A as filed with the Securities Exchange Commission on December 24, 1998 (the "Form 10"). The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10.

     The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

     Advertising revenues are derived principally from short-term advertising agreements. These revenues are generally recognized ratably over the term of the agreements, provided that the Company has no significant remaining obligations and collection of the resulting receivable is probable.

     Music download transaction revenues are recognized in the period in which the download occurs. Revenues from downloads have not been significant to date.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock -Based Compensation."

NET LOSS PER SHARE

     The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance and excludes, for the three months ended September 30, 1998 and for the period from January 8, 1998 (inception) through September 30, 1998, shares of common stock subject to repurchase rights. As of September 30, 1998, 458,889 shares remain subject to repurchase. In addition, the calculation of diluted net loss per share excludes common stock issuable upon exercise of employee stock options and shares subject to repurchase as their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective for all annual and interim periods beginning after June 15, 1999. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY

     On August 10, 1998, warrants to purchase 300,000 shares of common stock were exercised, resulting in cash proceeds to the Company of approximately $300,000.

NOTE 3 - SUBSEQUENT EVENTS

     On October 8, 1998, the Company entered into agreements to acquire on-line music companies Nordic Entertainment Worldwide, a privately held provider of downloadable music on the Internet, and Creative Fulfillment, Inc., a privately held entertainment and Internet marketing company, for stock and cash. Under the terms of the transactions, which the Company intends to account for as purchase acquisitions, the Company will issue up to 2.1 million shares of GoodNoise Common Stock, subject to certain closing conditions. Among other things, the closing of these transactions is dependant upon satisfactory due diligence and on the Company obtaining $3 million of additional financing.

     On October 28, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to one accredited investor. The agreements, subject to various conditions, provide for the issuance of an additional 500 Series A shares and warrants to purchase 100,000 shares of common stock under the same terms as the initial issuance, except that the warrant price will be based on the then current market price of the common stock. The Series A shares are convertible based on a conversion formula and contain certain redemption provisions. As a result, the Series A will be reflected as redeemable stock and the Company will record a charge for the "in the money" conversion feature of such shares.

     The warrants have a term of four years with an initial exercise price of $7.10 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The Company was formed on January 8, 1998 and is a development stage enterprise that has incurred costs to organize and develop an Internet website through which it will conduct its business. The Company began selling musical recordings over the Internet on July 30, 1998. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain sound recordings, the Company's ability to create, license, and deliver compelling music-related content, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to complete proposed acquisitions (see Note 3 of Notes to Financial Statements), the level of traffic on the Company's website, intense competition from other providers of music-related content over the Internet, delays or errors in the Company's ability to effect electronic commerce transactions, the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, Company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by the Company and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

NET REVENUES

     The Company is a development stage enterprise that launched its first Internet website in April 1998 and began selling musical recordings over the Internet on July 30, 1998. Revenue for the period July 30 through September 30, 1998 totaled $12,452. Of total revenues, $12,000 was derived from advertising on the Company's website and $452 was from the download of musical recordings.

COST OF REVENUES

     Cost of revenue for the period July 30 through September 30, 1998 totaled $277, principally related to artist royalties and credit card processing fees. The Company expects that future cost of revenues will consist primarily of payments to third parties for fulfillment of customer orders, royalties, copyrights, credit card processing charges and profit participation payable to strategic alliance partners and others.

PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist principally of website and other software engineering, audio and video production, graphic design, certain non-recoverable advances to artists, artist relations, telecommunications charges, and the cost of computer operations, including related salaries, rent and depreciation, that support the Company's music entertainment business. The Company began its development efforts in February 1998, incurring costs of $1,628,061 through September 30, 1998, related to software engineering, audio and video production, and graphic design of the Company's website and music catalogue. Of these costs, $666,712 were incurred in the three months ended September 30, 1998. The Company is dependent upon raising additional financing in order to continue or increase the level of product development activities from that undertaken by the Company to date. The level of product development that the Company pursues will be substantially impacted by the amount of additional financing, if any, that the Company is able to raise. Assuming that adequate funding is available, the Company currently intends, among other matters, to acquire and develop a repertoire of songs available for customer downloads, and to continue to develop the software necessary to manage such downloads.

SALES AND MARKETING EXPENSES

     From inception through September 30, 1998, the Company incurred no sales and marketing costs. The Company is dependent upon raising additional financing in order to continue or increase the level of sales and marketing activities from that undertaken by the Company to date. The level of sales and marketing activities that the Company pursues will be substantially impacted by the amount of additional financing, if any, that the Company is able to raise. Assuming that adequate funding is available, the Company currently intends, among other matters, to promote its website through strategic alliances, external advertising, direct promotion and trade shows. The Company expects that the costs related to such activities will consist principally of advertising, personnel and consulting expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of executive management, accounting, legal and expenditures for applicable overhead costs, including related rent, insurance and depreciation. The Company has incurred costs of $416,011 from inception through September 30, 1998 related to general and administrative expenses. Of these costs, $197,256 were incurred in the three months ended September 30, 1998. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a cash balance of $72,505. Net cash of $1,032,783 was used for operating activities from inception through September 30, 1998 principally as a result of the net losses of $2,029,587 generated during the period. Of the net loss, $860,963 represented the expense associated with stock and stock options granted to advisors. Purchases of property and equipment totaled $58,912.

     For the three month period ended September 30, 1998, net cash of $715,818 was used for operating activities, principally as a result of the net losses of $849,483 generated during the period. Of the net loss, $96,649 represented the expense associated with stock options granted to advisors. Purchases of property and equipment totaled $21,528. The Company expects to incur negative cash flow from operations for the foreseeable future, as it continues to develop its market and operations.

     On August 10, 1998, the Company received cash proceeds of $300,000 upon the exercise of warrants.

     On October 28, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock to one accredited investor.

     The Company's existing capital resources will not be sufficient to enable it to maintain its operations. The Company will require additional funds to sustain and expand its sales and marketing and research and development activities and its strategic alliances and may need additional funding. Management is in the process of pursuing additional equity financing, although there is no assurance that such efforts will be successful. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available when needed or on terms acceptable to the Company, or may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH THE YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Since the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant suppliers and service providers, the Company intends to determine the extent to which the Company's interface systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues. The Company anticipates that this will be an ongoing process as the Company begins to implement supplier and service provider arrangements throughout 1999. There can be no assurance that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. Additionally, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's web site will be Year 2000 compliant. As part of the Company's Year 2000 compliance plan, the Company is developing plans to operate its website from different systems and/or at a different location in the event of any significant disruption as a result of the Year 2000 issues. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS. GoodNoise Corporation has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company intends to operate and acceptance of the Company's business model. GoodNoise will be incurring costs to develop, introduce, and enhance its website, to establish marketing and distribution relationships, to create and enhance its music catalog, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations, and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising, and sponsorships to achieve or maintain profitability on a quarterly or annual basis in the future. GoodNoise expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

     NEED FOR ADDITIONAL FUNDS. The Company's current capital resources will not be sufficient to enable it to maintain its operations. The Company will require additional funds to sustain and expand its sales and marketing and research and development activities and its strategic alliances and may need additional funding if a well-financed competitor emerges or if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. The Company is currently seeking such funding. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available or on terms acceptable to the Company, or may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON THE INTERNET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE. Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Company's future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols (for example, the next generation Internet Protocol) to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, the Company's business, results of operations, and financial condition could be materially adversely affected.

     Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for obtaining recordings, information, entertainment, commerce, and advertising is subject to a high level of uncertainty. If Internet-based downloading of musical content is not widely accepted by consumers and recording artists, the Company's business, results of operations, and financial condition will be materially adversely affected.

     The Company's future success will be significantly dependent upon its ability to create, license, and deliver entertaining and compelling Internet music-related content in order to attract users to its websites to purchase music and related merchandise and to attract advertisers to its websites. There can be no assurance that the Company's content will be attractive to a sufficient number of users to generate significant revenues. There can also be no assurance that the Company will be able to anticipate, monitor, and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract a sufficient number of users to its websites. If the Company is unable to develop Internet content that allows it to attract, retain, and expand a loyal user base, its business, results of operations, and financial condition will be materially adversely affected.

     RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS (BANDWIDTH). The Company's success will depend upon the development of the Internet infrastructure such that large amounts of bandwidth are available to a wide number of users. Online delivery of music, at current compression rates, requires large amounts of Internet bandwidth to download to a customer's computer in an acceptable time span. Until there is widespread access to high speed Internet connections or deeper compression of music files, the market for online music will remain limited to those Internet users with such high speed access.

     The Company's success will also depend upon its ability to develop and provide new products and services. The delivery of music online is and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies to continue to develop its technological expertise, to enhance its current services, to develop new services that meet changing customer requirements and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. In addition, the Company's business could be adversely affected if an industry standard for hardware used in the storage and playback of the Company's products is slow or fails to develop.

     COMPETITION. The market for Internet content providers is new, highly competitive, and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for consumers' attention and spending has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. Currently, there are more than one hundred music retailing websites on the Internet. With respect to competing for consumers' attention, in addition to intense competition from Internet content providers, the Company also faces competition from traditional media such as radio, television, and print. GoodNoise also competes with major and independent record labels.

     The Company believes that the primary competitive factors in providing music entertainment products and services via the Internet are name recognition, content available on an exclusive basis, variety of value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. The Company's success in this market will depend heavily upon its ability to provide high quality, entertaining content, along with cutting-edge technology and value-added Internet services. Other factors that will affect the Company's success include the Company's ability to attract experienced marketing, sales, and management talent. In addition, the competition for advertising revenues, both on Internet websites and in more traditional media, is intense. The Company believes that its high-quality downloadable music content will be an important differentiation from other music-related and music-merchandising websites.

     Many of the Company's current and potential competitors in the Internet and music entertainment businesses have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, and larger existing customer bases than the Company. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for downloadable music content and Internet advertising; seasonal trends in both Internet use, purchases of downloadable music, and advertising placements; the addition or loss of advertisers; the level of traffic on the Company's Internet sites; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; the introduction of new sites and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Internet media. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

     RISKS INHERENT IN THE MUSIC INDUSTRY. The music industry, like other creative industries, involves a substantial degree of risk. Each recording is an individual artistic work, and its commercial success is primarily determined by consumer taste, which is unpredictable and constantly changing. Accordingly, there can be no assurance as to the financial success of any particular release, the timing of any such success or the popularity of any particular artist, or the Company's ability to attract and sign artists to the GoodNoise record label. Furthermore, the Company believes that it is standard practice for record companies to pay substantial advances to artists. The Company may incur significant expenses in connection with paying its artists such advances, which could materially adversely affect the Company's results of operations, and financial position. In circumstances when the Company does not pay such advances, it will be competing for artistic talent at a disadvantage to other record labels that do pay such advances. There can be no assurance that the Company will be able to generate sufficient revenues from successful releases to cover the costs of unsuccessful releases. The music industry is dominated by a small number of large record companies that have significantly greater experience and financial, marketing, and distribution resources than the Company. There can be no assurance of the Company's ability to compete effectively in that market.

     DEPENDENCE UPON STRATEGIC ALLIANCES. The Company intends to rely on certain strategic alliances to attract users to its websites, to attract paid advertising to its websites, and to provide alternative distribution channels for music rights and licenses it hopes to acquire. For example, the Company will seek to enter into a strategic alliance with a major music publishing company for the worldwide administration of any music publishing rights the Company acquires from its recording artists. The Company will seek alliances with computer and entertainment companies which the Company believes will result in increased traffic to its websites. The inability to enter into new, and to maintain any one or more of its existing, strategic alliances could have a material adverse effect on the Company's business, results of operations, and financial condition.

     UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE GOODNOISE BRAND. The Company believes that establishing and maintaining the GoodNoise brand is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, results of operations, and financial condition will be materially adversely affected.

     DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL. The Company's performance is substantially dependent on the services of Robert H. Kohn (Chairman), Gene Hoffman, Jr. (Chief Executive Officer), and Joseph Howell (Executive Vice President and Chief Financial Officer) as well as on the Company's ability to recruit, retain, and motivate its other officers and key employees. The Company's success also depends on its ability to attract and retain additional qualified employees. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience in the Internet and music entertainment industries. There can be no assurance that the Company will be able to attract and retain key personnel. The loss of one or more key employees could have a material adverse effect on the Company.

     The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing, finance, and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. There can be no assurance that the Company will not receive such claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims.

     DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS. The Company's ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to the Company's Internet sites through hypertext links are critical to the success of the Company's Internet operations. The Company also relies on the cooperation of owners of copyrighted materials and Internet search services and on its relationships with third party vendors of Internet development tools and technologies. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, results of operations and financial condition will be materially adversely affected.

     RISKS ASSOCIATED WITH ACQUISITIONS. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to or complementary to its operations. These acquisitions may include acquisitions for the purpose of acquiring musical content and/or technology. The Company has entered into agreements to acquire Nordic and Emusic. . Among other things, the closing of these transactions is dependent upon satisfactory due diligence and on the Company obtaining $3 million of additional financing.
These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating, and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures, and policies; the Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost as a result of changes in management and ownership of the acquired businesses; and the Company may incur amortization expenses if an acquisition is accounted for as a purchase, resulting in significant goodwill or other intangible assets. In addition, the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, results of operations and financial condition could be materially and adversely affected.

     SECURITY RISKS. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to the Company's customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

     DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISKS OF INFRINGEMENT. The Company relies on copyright and trade secret laws to protect its content and proprietary technologies and information, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's content or technologies without authorization.

     DEPENDENCE ON LICENSED TECHNOLOGY. The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.

     GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's products and services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations, and financial condition.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. The Company is qualified to do business in California, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations, and financial condition.

     POTENTIAL LIABILITY FOR SALES AND OTHER TAXES. The Company does not currently collect sales or other similar taxes in respect of the delivery of its products into states other than California where the Company collects sales taxes for sales of tangible products. New state tax regulations may subject the Company to the assessment of sales and income taxes in additional states. Although the Internet Tax Freedom Act precludes for a period of three years the imposition of state and local taxes that discriminate against or single out the Internet, it does not impact currently existing taxes. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet retailing and are currently considering an agreement with certain of these companies regarding the assessment and collection of sales taxes. The Company is not a party to any such discussions.

     RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The future success of the Company will depend in part on its ability to generate international sales. There can be no assurance, however, that the Company will be successful in generating international sales of its products. Sales to customers in certain foreign countries will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings and intellectual property rights to the same extent as the laws of the United States. Failure of the Company's efforts to compete successfully or to expand the distribution of its offerings in international markets could have a material adverse effect on the Company's business, results of operations, and financial condition.

     MANAGEMENT OF GROWTH. The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and support personnel. This hiring will result in increased responsibilities for management. The future success of the Company will depend on its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

     The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial and accounting systems and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

     The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

     RAPID TECHNOLOGICAL CHANGE. The market in which the Company competes is characterized by frequent new product introductions, rapidly changing
technology, and the emergence of new industry standards.   The rapid development
of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to the Company's products and services. The Company's future success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and services and enhancements to its existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that the Company will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsive to technological changes or will gain market acceptance, or that the Company will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. The Company's business, results of operations, and financial condition would be materially and adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing new products, services, or enhancements.

     Y2K DISCLOSURE. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Since the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant suppliers and service providers, the Company intends to determine the extent to which the Company's interface systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues. The Company anticipates that this will be an ongoing process as the Company begins to implement supplier and service provider arrangements throughout 1999. There can be no assurance that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. Additionally, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's web site will be Year 2000 compliant. As part of the Company's Year 2000 compliance plan, the Company is developing plans to operate its website from different systems and/or at a different location in the event of any significant disruption as a result of Year 2000 issues. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

     CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS. The Company's executive officers, directors, and affiliated entities together beneficially own a majority of the voting control of the Company's capital stock. As a result, these stockholders, acting together, are able to influence significantly and control most matters requiring approval by the Company's stockholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     LIMITED PUBLIC MARKET; POSSIBLE VOLATILITY OF SHARE PRICE. The Company's Common Stock is quoted on the OTC Bulletin Board. As of December 14, 1998, there were approximately 15,015,300 shares of Common Stock outstanding, of which approximately 2.8 million are freely tradable without restriction under the Securities Act. Substantially all of the remaining shares will not be tradable under Rule 144 until May 1999. The trading market for the Company's Common Stock is currently limited to relatively low volume. There can be no assurance that a trading market will be sustained in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the price of the Company's securities.

--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
INTEREST RATE RISK

  The Company does not hold derivative financial instruments, therefore the Company is not subject to significant interest rate risk.

FOREIGN CURRENCY RATE RISK

  Currently all of the Company's sales and expenses are denominated in U.S. dollars; therefore, the Company has experienced no foreign exchange gains and losses to date, and does not expect to incur significant such gains and losses in at least the next twelve months. The Company has not engaged in foreign currency hedging activities to date.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 10, 1998 investors exercised warrants to purchase 300,000 shares of the Company's Common Stock for aggregate proceeds of $300,000. The warrants had been issued as part of a private placement in May 1998.

On October 28, 1998 the Company raised proceeds of approximately $0.5 million through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common.

Each of the above issuances were only to accredited investors and were exempt from the registration requirements of the Securities Act pursuant to Regulation
D. There were no underwriters employed in connection with any of the above transactions. The proceeds of the above transactions are being used to support the continuing development efforts and operations of the Company. See also Note 2 of Notes to Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


  27.1  Financial Data Schedule (EDGAR only)



(b) Reports on Form 8-K

On November 2, 1998, the Company filed a Form 8-K describing the initial closing of a privately placed equity financing that raised proceeds of approximately $.5 million through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   December 24, 1998         GoodNoise Corporation


                                  /s/ Joseph Howell
                                  -----------------
                                  Joseph Howell
                                  Executive Vice President and
                                  Chief Financial Officer and Secretary