Form 10QSB
period 1998-12-31
GOODNOISE CORP
filed 1999-02-12
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

               Quarterly Report Pursuant To Section 13 Or 15(D)
                    Of The Securities Exchange Act Of 1934

               For the quarterly period ended December 31, 1998

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
                          Yes  [X]          No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     COMMON STOCK, $0.01 PAR VALUE                          15,025,300
              (Class)                          (Outstanding at January 30, 1999)

                             GOODNOISE CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Balance Sheets - June 30, 1998 and December 31, 1998.................    2

      Statements of Operations - Periods from Inception to December 31,
      1998 and the three and six months ended December 31, 1998...........     3

      Statements of Cash Flows - Periods from Inception to December 31,
      1998 and the three and six months ended December 31, 1998...........     4

      Notes to Financial Statements.......................................     5

 Item 2.  Management's Discussion and Analysis or Plan of Operation.......     8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    19

 PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds.......................    20

 Item 6.  Exhibits and Reports on Form 8-K................................    20

 Signatures...............................................................    21

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             GOODNOISE CORPORATION
                       (a development stage enterprise)
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)


Assets                                                       December 31, 1998   June 30, 1998
                                                             -----------------   -------------
Current Assets:
  Cash....................................................   $   348,101         $   509,751
  Accounts receivable.....................................         4,000                  --
  Prepaid expenses and other assets                              153,067              21,362
                                                             -----------         -----------
     Total current assets.................................       505,168             531,113

Property and equipment, net...............................       101,407              34,227
Other assets..............................................        16,520              16,520
                                                             -----------         -----------

       Total assets.......................................   $   623,095         $   581,860
                                                             ===========         ===========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable...........................................   $   410,348         $        --
  Accounts payable........................................       143,792             118,218
  Accrued payroll and related benefits....................        19,221              16,982
                                                             -----------         -----------
     Total current liabilities............................       573,361             135,200
                                                             -----------         -----------

Redeemable Convertible Preferred Stock - Series A                182,307                  --

Stockholders' Equity (Deficit):
  Preferred Stock, $0.01 par value, 500,000 shares
   authorized; none issued or outstanding.................            --                  --
  Common Stock, $0.01 par value, 200,000,000 shares
   authorized; 15,025,300 and 14,715,300 shares issued
   and outstanding at December 31 and June 30, 1998,
   respectively...........................................       150,253             147,153
  Additional paid-in capital..............................     3,047,563           1,485,611
  Notes receivable from employees.........................        (6,000)             (6,000)
  Deficit accumulated during the development stage........    (3,324,389)         (1,180,104)
                                                             -----------         -----------
    Total stockholders' equity (deficit)..................      (132,573)            446,660
                                                             -----------         -----------
       Total liabilities, redeemable convertible
        preferred stock and stockholders'
        equity (deficit)..................................   $   623,095         $   581,860
                                                             ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three months           Six months         January 8, 1998
                                                       ended                 ended            (Inception) to
                                                    December 31,          December 31,          December 3,
                                                        1998                  1998                  1998
                                                 ---------------       ---------------       ---------------
Revenues......................................    $     8,013           $    20,465           $    20,465
Cost of revenues..............................          4,439                 4,716                 4,716
                                                  -----------           -----------           -----------
Gross profit..................................          3,574                15,749                15,749
                                                  -----------           -----------           -----------

Operating expenses:
  Product development.........................        925,249             1,591,961             2,553,310
  General and administrative..................        204,672               401,928               620,683
                                                  -----------           -----------           -----------
                                                    1,129,921             1,993,889             3,173,993
                                                  -----------           -----------           -----------

Operating loss................................     (1,126,347)           (1,978,140)           (3,158,244)

Interest income...............................            592                 2,902                 2,902
                                                  -----------           -----------           -----------


Net loss......................................    $(1,125,755)          $(1,975,238)          $(3,155,342)
                                                  -----------           -----------           -----------

Accretion of Series A Preferred to redemption
 value........................................       (169,047)             (169,047)             (169,047)
                                                  -----------           -----------           -----------

Net loss applicable to common stockholders....    $(1,294,802)          $(2,144,258)          $(3,324,389)
                                                  ===========           ===========           ===========

Net loss per share - basic and diluted........    $     (0.09)          $     (0.15)          $     (0.27)
                                                  ===========           ===========           ===========

Weighted average common shares outstanding
 basic and diluted............................     14,581,212            14,504,346            12,437,698
                                                  ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six months        January 8, 1998
                                                                        ended           (Inception) to
                                                                     December 31,         December 31,
                                                                         1998                 1998
                                                                     ------------       ---------------
Cash flows from operating activities:
  Net loss.......................................................    $(1,975,238)       $(3,155,342)
  Adjustments to reconcile net loss to net cash used in
   operating activities (net of effect of acquisition):
   Depreciation..................................................         13,979             17,136
   Issuance of common stock in exchange for services.............             --             12,600
   Fair value of options issued to advisors......................        630,440          1,382,154
   Changes in assets and liabilities, net of effects of merger:
      Accounts receivable........................................         (4,000)            (4,000)
      Prepaid expenses and other assets..........................       (131,705)          (153,067)
      Accounts payable...........................................         25,574            142,142
      Accrued payroll and related benefits.......................          2,239             19,221
      Other assets...............................................             --            (16,520)
                                                                     -----------         -----------
         Net cash used in operating activities...................     (1,438,711)        (1,755,676)
                                                                     -----------        -----------
Cash flows from investing activities:
   Purchase of property and equipment............................        (36,274)           (73,658)
                                                                     -----------        -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock........................        300,400            300,400
   Common stock issued in connection with merger.................             --            690,000
   Proceeds from issuance of Series A Preferred and warrants             500,000            500,000
   Proceeds from repayment of notes receivable from employees....             --              4,100
   Proceeds from issuance of notes payable.......................        512,935            682,935
                                                                     -----------        -----------
         Net cash provided by financing activities...............      1,313,335          2,177,435
                                                                     -----------        -----------
Net increase (decrease) in cash..................................       (161,650)           348,101
Cash at beginning of period......................................        509,751                 --
                                                                     -----------        -----------
Cash at end of period............................................    $   348,101        $   348,101
                                                                     ===========        ===========

Supplemental disclosure of non-cash transactions:
   Conversion of notes payable into common stock.................    $        --        $   170,000
   Issuance of common stock for notes receivable.................    $        --        $    10,100
   Accretion of Series A Preferred to redemption value...........    $   169,047        $   169,047
   Issuance of common stock options for fixed assets.............    $    44,885        $    44,885

        The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY, ITS RECAPITALIZATION AND LIQUIDITY

     GoodNoise Corporation ("GoodNoise" or the "Company") was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, developing its product, acquiring operating assets and raising capital. The Company operates within one industry and operating segment.

     On May 11, 1998, Atlantis Ventures Corporation ("Atlantis"), a Florida Corporation, acquired 9,335,000 shares of common stock of the Company representing its then outstanding common stock in exchange for 11,015,300 shares of Atlantis. Prior to the merger, Atlantis had 3,700,000 shares issued and outstanding. For accounting purposes, this transaction was presented as a recapitalization of the Company. Atlantis was a publicly traded company that was organized in August 1989 and had no revenues or operations prior to the merger with the Company. As of May 11, 1998, Atlantis had cash of $690,000, liabilities of $1,650 and accumulated deficit of $1,650. Following the recapitalization, Atlantis changed its name to GoodNoise Corporation.

     The Company has incurred losses from operations since inception and has to obtain additional capital to fund its ongoing operations. Management is in the process of pursuing additional equity financing, although there is no assurance that these efforts will be successful. The financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result if management is unsuccessful in obtaining additional funding.

BASIS OF PRESENTATION

     The accompanying interim financial statements of GoodNoise for the three and six month periods ended December 31, 1998 and the period January 8, 1998 (inception) to December 31, 1998 are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations and cash flows for the periods then ended. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading.

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

NET LOSS PER SHARE

     The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance and excludes, for the three and six month periods ended December 31, 1998 and for the period from January 8, 1998 (inception) through December 31, 1998, shares of common stock subject to repurchase rights. As of December 31, 1998, 409,772 shares remain subject to repurchase. In addition, the calculation of diluted net loss per share excludes common stock issuable upon exercise of employee stock options and shares subject to repurchase as their effect is antidilutive.

COMPREHENSIVE LOSS

     There are no differences between the Company's net loss for the three and six months ended December 31, 1998 and for the period from January 8, 1998 (inception) to December 31, 1998 and the Company's comprehensive loss for each of these periods.

NOTE 2 - NOTES PAYABLE

     During the three months ended December 31, 1998, the Company received loans in the form of convertible notes payable totaling $512,935. The notes bear interest at 10% per annum and mature on March 31, 1999. Such loans represent bridge loans in advance of a Series B Preferred Stock financing being pursued by the Company. All outstanding principal and interest due under these notes will convert into Series B Preferred Stock upon the closing of the proposed sale such stock. The conversion will be effected at a price not greater than 85% of the issue price of the Series B Preferred Stock. As a result, the Company has recorded a charge to additional paid-in capital for the "in the money" conversion feature of such notes of $102,587, resulting in a value for financial statement purposes of $410,348 at December 31, 1998. The difference between the carrying value and the proceeds (resulting from the value attributed to the "in the money" conversion feature) will be charged to interest expense during the quarter ended March 31, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY

     On October 28, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to one accredited investor. The agreements, subject to various conditions, provide for the issuance of an additional 500 Series A shares and warrants to purchase 100,000 shares of common stock under the same terms as the initial issuance, except that the warrant price will be based on the then current market price of the common stock. The Series A shares are convertible based on a conversion formula and contain certain redemption provisions. As a result, the Series A is reflected as redeemable stock and the Company has recorded a charge to additional paid-in capital for the "in the money" conversion feature of such shares of $143,740. The warrants, which have a term of four years with an initial exercise price of $7.31 per share, have been valued for financial statement purposes at $343,000. The difference between the Series A carrying value and its redemption value (resulting primarily from the values attributed to the warrants and the "in the money" conversion feature) is being accreted ratably as a charge to retained earnings through October 28, 2001.

NOTE 4 - PENDING ACQUISITIONS

     On October 8, 1998, the Company entered into agreements to acquire on-line music companies Nordic Entertainment Worldwide, Inc. ("Nordic"), a privately held provider of downloadable music on the Internet, and Creative Fulfillment, Inc. (dba "Emusic"), a privately held entertainment and Internet marketing company, for stock and cash. Under the terms of the transactions, which the Company intends to account for as purchase acquisitions, the Company will issue up to 2.1 million shares of GoodNoise Common Stock, subject to certain closing conditions.

NOTE 5 - SUBSEQUENT EVENTS

Acquisitions

     On January 31, 1999, pursuant to an Agreement and Plan of Reorganization dated as of October 8, 1998, as amended (the "Reorganization Agreement"), by and among the Company, GN Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of GoodNoise, Emusic, and the shareholders of Emusic, GoodNoise completed the acquisition of Emusic, and Emusic became a wholly-owned subsidiary of GoodNoise (the "Merger"). Under the terms of the Reorganization Agreement, GoodNoise will issue 630,190 shares of GoodNoise Common Stock and pay approximately $300,000 in cash. The Company intends to account for this transaction asa purchase acquisition.

Notes Payable

     From January 1, 1999 through February 8, 1999, the Company has received an additional $1,230,565 in loans in the form of convertible notes payable. See
Note 2 for information about these notes.

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

RESULTS OF OPERATIONS

     The Company was formed on January 8, 1998 and is a development stage enterprise that has incurred costs to organize and develop an Internet website through which it will conduct its business. The Company began selling musical recordings over the Internet on July 30, 1998. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain sound recordings, the Company's ability to create, license, and deliver compelling music-related content, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to complete proposed acquisitions (see Note 4 and 5 of Notes to Financial Statements), the level of traffic on the Company's website, intense competition from other providers of music-related content over the Internet, delays or errors in the Company's ability to effect electronic commerce transactions, the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, Company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by the Company and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

NET REVENUES

     The Company is a development stage enterprise that launched its first Internet website in April 1998 and began selling musical recordings over the Internet on July 30, 1998. Revenue for the period July 30 through December 31, 1998 totaled $20,465. Of total revenues, $16,000 was derived from advertising on the Company's website and $4,465 was from the download of musical recordings.

COST OF REVENUES

     Cost of revenue for the period July 30 through December 31, 1998 totaled $4,716, principally related to artist royalties and credit card processing fees. The Company expects that future cost of revenues will consist primarily of payments to third parties for fulfillment of customer orders, royalties, copyrights, credit card processing charges and profit participation payable to strategic alliance partners and others.

PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist principally of website and other software engineering, audio and video production, graphic design, certain non-recoverable advances to artists, artist relations, telecommunications charges, and the cost of computer operations, including related salaries, rent and depreciation, that support the Company's music entertainment business. The Company began its development efforts in February 1998, incurring costs of $2,553,310 through December 31, 1998, related to software engineering, audio and video production, and graphic design of the Company's website and music catalogue, including $1,382,154 associated with stock and stock options granted to advisors. Product development expenses were $925,249 and $1,591,961 in the three and six months ended December 31, 1998, respectively, which includes $533,791 and $630,440 in expense associated with stock and stock options granted to advisors during the same periods. The Company is dependent upon raising additional financing in order to continue or increase the level of product development activities from that undertaken by the Company to date. The level of product development that the Company pursues will be substantially impacted by the amount of additional financing, if any, that the Company is able to raise. Assuming that adequate funding is available, the Company currently intends, among other matters, to acquire and develop a repertoire of songs available for customer downloads, and to continue to develop the software necessary to manage such downloads.

SALES AND MARKETING EXPENSES

     From inception through December 31, 1998, the Company incurred no sales and marketing costs. The Company is dependent upon raising additional financing in order to continue or increase the level of sales and marketing activities from that undertaken by the Company to date. The level of sales and marketing activities that the Company pursues will be substantially impacted by the amount of additional financing, if any, that the Company is able to raise. Assuming that adequate funding is available, the Company currently intends, among other matters, to promote its website through strategic alliances, external advertising, direct promotion and trade shows. The Company expects that the costs related to such activities will consist principally of advertising, personnel and consulting expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of executive management, accounting, legal and expenditures for applicable overhead costs, including related rent, insurance and depreciation. The Company has incurred costs of $620,683 from inception through December 31, 1998 related to general and administrative expenses. Of these costs, $204,672 and $401,928 were incurred in the three and six months ended December 31, 1998, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had a cash balance of $348,101. Net cash of $1,755,676 was used for operating activities from inception through December 31, 1998 principally as a result of the net losses of $3,155,342 generated during the period. Of the net loss, $1,382,154 represented the expense associated with stock and stock options granted to advisors. Purchases of property and equipment totaled $73,658.

     For the six months ended December 31, 1998, net cash of $1,438,711 was used for operating activities, principally as a result of the net losses of $1,975,238 generated during the period. Of the net loss, $630,440 represented the expense associated with stock options granted to advisors. Purchases of property and equipment totaled $36,274. The Company expects to incur negative cash flow from operations for the foreseeable future, as it continues to develop its market and operations.

     On October 28, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock to one accredited investor.

     During the three months ended December 31, 1998, the Company received loans in the form of convertible notes payable totaling $512,935. The notes bear interest at 10% per annum and mature on March 31, 1999. Such loans represent bridge loans in advance of a Series B Preferred Stock financing being pursued by the Company. All outstanding principal and interest due under these notes will convert into Series B Preferred Stock upon the closing of the proposed sale such stock. The conversion will be effected at a price not greater than 85% of the issue price of the Series B Preferred Stock. As a result, the Company has recorded a charge to additional paid-in capital for the "in the money" conversion feature of such notes of $102,587, resulting in a value for financial statement purposes of $410,348 at December 31, 1998. The difference between the carrying value and the proceeds (resulting from the value attributed to the "in the money" conversion feature) will be charged to interest expense during the quarter ended March 31, 1999.

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

     NEED FOR ADDITIONAL FUNDS. The Company's current capital resources will not be sufficient to enable it to maintain its operations. The Company will require additional funds to sustain and expand its sales and marketing, research and development activities and its strategic alliances. The Company may also need additional funding if a well-financed competitor emerges or if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. The Company is currently seeking such funding. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available on terms acceptable to the Company, or may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on the Company's business, results of operations and financial condition.

     LIMITED PUBLIC MARKET; POSSIBLE VOLATILITY OF SHARE PRICE. The Company's Common Stock is quoted on the OTC Bulletin Board. As of January 30, 1999, there were approximately 15,025,300 shares of Common Stock outstanding, of which approximately 2.8 million are freely tradable without restriction under the Securities Act. Substantially all of the remaining shares will not be tradable under Rule 144 until May 1999. The trading market for the Company's Common Stock is currently limited to relatively low volume and the current market price is substantially above that at which the Company is proposing to sell Series B Preferred Stock in a pending financing. There can be no assurance that a trading market will be sustained in the future. Factors such as announcements of the terms of new financing, technological innovations or new products by the Company or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the price of the Company's securities.

     DEPENDENCE ON THE INTERNET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE. Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Company's future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high speed access and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols (for example, the next generation Internet Protocol) to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, the Company's business, results of operations, and financial condition could be materially adversely affected.

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

     The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing, finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. There can be no assurance that the Company will not receive such claims in the future as it seeks to hire qualified personnel or that such claims will not result in material litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to or complementary to its operations. These acquisitions may include acquisitions for the purpose of acquiring musical content and/or technology. The Company has entered an agreement to acquire Nordic, and on January 31, 1999 acquired Emusic. Among other things, the closing of the Nordic transactions is dependent upon satisfactory due diligence. These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully or to complete the development and application of acquired technology and may fail to achieve the anticipated financial, operating, and strategic benefits from these acquisitions; the Company may experience difficulties in establishing and maintaining uniform standards, controls, procedures, and policies; the Company's relationships with key employees and customers of acquired businesses may be impaired, or these key employees and customers may be lost as a result of changes in management and ownership of the acquired businesses; and the Company may incur amortization expenses if an acquisition is accounted for as a purchase, resulting in significant goodwill or other intangible assets. In addition, the Company's stockholders may be diluted if the consideration for the acquisition consists of equity securities. The Company may not overcome these risks or any other problems encountered in connection with acquisitions. If the Company is unsuccessful in doing so, its business, results of operations and financial condition could be materially and adversely affected.

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

     THE ABOVE ISSUANCE WAS ONLY TO ACCREDITED INVESTORS AND WAS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT PURSUANT TO REGULATION D. THERE WERE NO UNDERWRITERS EMPLOYED IN CONNECTION WITH THE ABOVE TRANSACTION. THE PROCEEDS OF THE ABOVE TRANSACTIONS ARE BEING USED TO SUPPORT THE CONTINUING DEVELOPMENT EFFORTS AND OPERATIONS OF THE COMPANY. SEE ALSO NOTE 2 OF NOTES TO FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     3.1 Articles of Amendment for Series A Preferred Stock. (Incorporated by reference to the Registrant's form 8-K filed on November 2, 1998.)

    10.1 Securities Purchase Agreement dated October 28, 1998. (Incorporated by reference to the Registrant's form 8-K filed on November 2, 1998.)

    10.2 Registration Rights Agreement dated October 28, 1998. (Incorporated by reference to the Registrant's form 8-K filed on November 2, 1998.)

    10.3 Form of Warrant. (Incorporated by reference to the Registrant's Form 8-K filed on November 2, 1998.)

    10.4 Agreement and Plan of Reorganization dated as of October 8, 1998, as amended (the "Reorganization Agreement"), by and among the Company, GN Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of GoodNoise, Emusic, and the shareholders of Emusic. (Incorporated by reference to the Registrant's Form 8-K filed on February 10, 1999.)

    27.1   Financial Data Schedule (EDGAR only)


(b) Reports on Form 8-K

On November 2, 1998, the Company filed a Form 8-K describing the initial closing of a privately placed equity financing that raised proceeds of approximately $.5 million through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock.

On February 10, 1999, the Company filed a Form 8-K describing the acquisition of Creative Fulfillment, Inc. (dba "Emusic") on January 31, 1999, pursuant to an Agreement and Plan of Reorganization dated as of October 8, 1998, as amended (the "Reorganization Agreement"), by and among the Company, GN Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of GoodNoise, Emusic, and the shareholders of Emusic.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 11, 1998              GoodNoise Corporation


                                       /s/ JOSEPH HOWELL
                                       -----------------
                                       Joseph Howell
                                       Executive Vice President and
                                       Chief Financial Officer and Secretary