Form 10QSB
period 1999-03-31
GOODNOISE CORP
filed 1999-05-17
CIK 1065013

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                         __________________________

                                 FORM 10-QSB

Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
                                   Of 1934

                For the quarterly period ended March 31, 1999

                         Commission File No. 0-24671

                            GOODNOISE CORPORATION
      (Exact Name of small business issuer as specified in its charter)

            Florida                                         65-0207877
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

 1991 Broadway, Suite 200, Redwood City,                        94063
              California                                     (Zip Code)
(Address of principal executive offices)


     Registrant's telephone number, including area code:  (650) 556-9733

                  719 Colorado Avenue, Palo Alto, Ca, 94303
 (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X         No
                           -------        -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value                              16,320,839
          (Class)                               (Outstanding at April 30, 1999)

                            GOODNOISE CORPORATION
                                 FORM 10-QSB
                                    INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets June 30, 1998 and
         March 31,1999................................................  2

         Condensed Consolidated Statements of Operations -- January 8, 1998 (inception) to March 31, 1998 and 1999 and the three and nine months ended March 31, 1999.........................  3

         Condensed Consolidated Statements of Cash Flows -- January 8, 1998 (inception) to March 31, 1998 and 1999 and the nine months ended March 31, 1999..................................  4

         Notes to Financial Statements................................  5

Item 2.  Management's Discussion and Analysis or Plan of Operation....  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  21

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................  22

Item 6.  Exhibits and Reports on Form 8-K.............................  23

Signatures............................................................  24

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       March 31, 1999              June 30, 1998
                                                                 -------------------------  -------------------------
Assets
Current Assets:
  Cash.........................................................               $ 32,618,240                $   509,751
  Accounts receivable..........................................                      6,892                          -
  Prepaid expenses and other assets............................                    276,540                     21,362
                                                                 -------------------------  -------------------------
     Total current assets......................................                 32,901,672                    531,113

Property and equipment, net....................................                    156,317                     34,227
Intangible assets, net.........................................                  5,725,841                          -
Other assets...................................................                     16,520                     16,520
                                                                 -------------------------  -------------------------
      Total assets............................................                $ 38,800,350                $   581,860
                                                                 =========================  =========================

Liabilities, Redeemable Convertible Preferred Stock and
 Stockholders' Equity
Current Liabilities:

  Accounts payable.............................................                    338,780                     67,041
  Accrued liabilities..........................................                  2,773,910                     51,177
  Acquisition related liabilities..............................                     31,512                          -
  Accrued payroll and related benefits.........................                     38,073                     16,982
                                                                 -------------------------  -------------------------
     Total current liabilities.................................                  3,182,275                    135,200
                                                                 -------------------------  -------------------------
Redeemable Convertible Preferred Series B Stock                                 31,767,593

Stockholders' Equity:
  Preferred Stock, $0.01 par value.............................
  Common Stock, $0.01 par value................................                    156,555                    147,153
  Additional paid-in capital...................................                 40,938,469                  1,485,611
  Notes receivable from employees..............................                     (6,000)                    (6,000)
  Deficit accumulated during the development stage.............                (37,238,542)                (1,180,104)
                                                                 -------------------------  -------------------------
    Total stockholders' equity.................................                  3,850,482                    446,660
                                                                 -------------------------  -------------------------
       Total liabilities, redeemable convertible preferred
        stock and stockholders' equity.........................               $ 38,800,350                $   581,860
                                                                 =========================  =========================

  The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                       (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       January 8, 1998                         January 8, 1998
                                                 Three months ended    (Inception) to    Nine months ended     (Inception) to
                                                   March 31, 1999      March 31, 1998      March 31, 1999      March 31, 1999
                                                 ------------------  ------------------  ------------------  ------------------
Revenues.......................................        $     21,062   $               -        $     41,527        $     41,527
Cost of revenues...............................               9,124                   -              13,840              13,840
                                                 ------------------  ------------------  ------------------  ------------------
Gross profit...................................              11,938                   -              27,687              27,687
                                                 ------------------  ------------------  ------------------  ------------------

Operating expenses:
  Product development..........................           1,988,053              42,182           3,580,014           4,541,363
  General and administrative...................             313,666              46,745             715,594             934,349
                                                 ------------------  ------------------  ------------------  ------------------
                                                          2,301,719              88,927           4,295,608           5,475,712
                                                 ------------------  ------------------  ------------------  ------------------

Operating loss.................................          (2,289,781)            (88,927)         (4,267,921)         (5,448,025)
Interest income................................              36,463                   -              39,365              39,365
Interest expense...............................             (35,549)                  -             (35,549)            (35,549)
                                                 ------------------  ------------------  ------------------  ------------------
Net loss.......................................         $(2,288,867)         $  (88,927)       $ (4,264,105)       $ (5,444,209)
                                                 ------------------  ------------------  ------------------  ------------------
Accretion of Series A and B Preferred to
 redemption value..............................              (8,208)                  -            (177,255)           (177,255)

Beneficial conversion charge, Series B
 Preferred Stock (Note 3)......................         (31,577,078)                  -         (31,577,078)        (31,577,078)

Dividend on Series B Preferred Stock (Note 3)..             (40,000)                  -             (40,000)            (40,000)
                                                 ------------------  ------------------  ------------------  ------------------

Net loss applicable to common shares...........        $(33,914,153)         $  (88,927)       $(36,058,438)       $(37,238,542)
                                                 ==================  ==================  ==================  ==================

Net loss per Common share-basic and diluted....              $(2.31)             $(0.01)             $(2.48)             $(2.89)
                                                 ==================  ==================  ==================  ==================

Weighted average common shares outstanding -
 basic and diluted.............................          14,674,372           6,607,357          14,560,552          12,889,520
                                                 ==================  ==================  ==================  ==================

  The accompanying notes are an integral part of these financial statements.

                             GOODNOISE CORPORATION
                        (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      January 8, 1998      January 8, 1998
                                                                Nine months ended      (Inception) to       (Inception) to
                                                                 March 31, 1999        March 31, 1998       March 31, 1999
                                                               -------------------  -------------------  -------------------
Cash flows from operating activities:
 Net loss....................................................          $(4,264,105)         $   (88,927)         $(5,444,209)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation...............................................               27,618                  380               30,775
  Amortization of intangible assets..........................              338,134                    -              338,134
  Issuance of common stock for services......................                    -                    -               12,600
  Fair value of options issued to advisors...................            1,495,608                5,700            2,247,322
  Interest expense converted into Series B Preferred.........               33,750                    -               33,750
  Changes in assets and liabilities, net of effects of
   merger:
     Accounts receivable.....................................               (3,830)                   -               (3,830)
     Prepaid acquisition costs...............................             (105,191)                   -             (105,191)
     Prepaid expenses and other assets.......................             (149,987)              (2,576)            (171,349)
     Other assets............................................                    -              (14,020)             (16,520)
     Accounts payable........................................              261,510               25,458              326,901
     Accrued liabilities.....................................            2,564,245                    -            2,615,422
     Accrued payroll and related benefits....................               21,091                    -               38,073
                                                               -------------------  -------------------  -------------------
      Net cash provided by (used in) operating activities....              218,843              (73,985)             (98,122)
                                                               -------------------  -------------------  -------------------

Cash flows from investing activities:
  Purchase of property and equipment.........................             (142,934)             (10,794)            (180,318)
  Cash paid for acquisition net of cash received.............             (311,148)                   -             (311,148)
                                                               -------------------  -------------------  -------------------
      Net cash used in investing activities..................             (454,082)             (10,794)            (491,466)
                                                               -------------------  -------------------  -------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock.....................              300,400                    -              300,400
  Common stock issued in connection with merger..............                    -                    -              690,000
  Proceeds from issuance of Series A Preferred Stock and
   warrants..................................................              500,000                    -              500,000
  Proceeds from issuance of Series B Preferred Stock.........           29,799,828                    -           29,799,828
  Proceeds from issuance of convertible notes................            1,743,500              110,000            1,913,500
  Proceeds from repayment of employee notes receivable......                     -                    -                4,100
                                                               -------------------  -------------------  -------------------
      Net cash provided by financing activities..............           32,343,728              110,000           33,207,828
                                                               -------------------  -------------------  -------------------

Net increase in cash.........................................           32,108,489               25,221           32,618,240
Cash at beginning of period..................................              509,751                    -                    -
                                                               -------------------  -------------------  -------------------
Cash at end of period........................................          $32,618,240          $    25,221          $32,618,240
                                                               ===================  ===================  ===================
Supplemental disclosure of non-cash transactions:
 Conversion of notes payable into common stock...............          $        -           $    25,221          $   170,000
 Issuance of common stock for notes receivable...............          $        -           $    10,100          $    10,100
 Accretion of Series A Preferred to redemption value.........          $   169,047          $         -          $   169,047
 Accretion of Series B Preferred to redemption value.........          $     8,208          $         -          $     8,208
 Beneficial conversion charge, Series B Preferred Stock......          $31,577,078          $31,577,078          $31,577,078
 Issuance of common stock options for intangible assets......          $    44,885          $         -          $    44,885

        The accompanying notes are an integral part of these statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- The Company and Summary of Significant Accounting Policies

The Company, its Recapitalization and Liquidity

     GoodNoise Corporation ("GoodNoise" or the "Company") was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, aggregating musical content, acquiring operating assets and raising capital. The Company operates within one industry segment, primarily in the United States.

     On May 11, 1998, Atlantis Ventures Corporation ("Atlantis"), a Florida Corporation, acquired 9,335,000 shares of common stock of the Company representing its then outstanding common stock in exchange for 11,015,300 shares of Atlantis. Prior to the merger, Atlantis had 3,700,000 shares issued and outstanding. For accounting purposes, this transaction was presented as a recapitalization of the Company. Atlantis organized in August 1989 and had no revenues or operations prior to the merger with the Company. As of May 11, 1998, Atlantis Common stock was traded on the NASD OTC bulletin board. Atlantis had cash balances of $690,000, liabilities of $1,650 and an accumulated deficit of $1,650. Following the recapitalization, Atlantis changed its name to GoodNoise Corporation.

     The Company has incurred losses from operations since inception and has had to obtain additional capital to fund its ongoing operations. On March 23, 1999, the Company completed a private placement of 117,570 shares of Series B Convertible Preferred Stock ("Series B ") for aggregate net proceeds of approximately $31 million. See Note 3 below.

     During May 1999, the Company intends to change its name from GoodNoise Corporation to EMusic.com Inc. and to launch a marketing campaign to establish the brand name "EMusic".

Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with prior periods reported consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

     The unaudited condensed consolidated financial statements included herein include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

     The financial information as of June 30, 1998 is derived from the Company's Form 10-SB/A as filed with the Securities Exchange Commission on December 24, 1998 (the "Form 10"). The interim financial statements presented herin should be read in conjunction with the financial statements and the notes thereto included in the Form 10SB.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

     Advertising revenues are derived principally from short-term advertising agreements. These revenues are generally recognized ratably over the term of the agreements, provided the Company has no significant remaining obligations and collection of the resulting receivable is probable.

     Revenue from Music downloads and physical merchandise are recognized in the period in which the download or shipment occurs. Revenues from Music downloads and physical merchandise have not been significant to date. Consequently, the Company is considered to be a development stage enterprise.

Net Loss per Common Share

     The weighted average shares used to compute basic net loss per share includes outstanding shares of common stock from the date of issuance and excludes shares of common stock subject to repurchase by the Company. The calculation of diluted net loss per share excludes common stock issuable upon exercise of employee stock options and common stock issuable upon the conversion of Series B preferred shares, as their effect is antidilutive. Therefore, the number of shares used in the calculation of basic and dilutive net loss per common share is the same. The following table summarizes the computation of basic and diluted net loss per share:

                                                                January 8, 1998                         January 8, 1998
                                           Three months ended    (Inception) to    Nine months ended     (Inception) to
                                             March 31, 1999      March 31, 1998      March 31, 1999      March 31, 1999
                                           ------------------  ------------------  ------------------  ------------------
Net loss.................................        $ (2,288,867)         $  (88,927)       $ (4,264,105)       $ (5,444,209)
Accretion of Series A and B Preferred to
 redemption value........................              (8,208)                               (177,255)           (177,255)

Beneficial conversion charge, Series B
 Preferred Stock.........................         (31,577,078)                            (31,577,078)        (31,577,078)

Dividend on Series B Preferred Stock.....             (40,000)                                (40,000)            (40,000)
                                           ------------------  ------------------  ------------------  ------------------
Net loss applicable to common shares.....        $(33,914,153)         $  (88,927)       $(36,058,438)       $(37,238,542)
                                           ==================  ==================  ==================  ==================
Weighted average common shares
 outstanding.............................          15,438,417           7,118,513          15,119,317          13,441,088

Common Shares subject to repurchase......            (764,045)           (511,156)           (558,763)           (551,568)
                                           ------------------  ------------------  ------------------  ------------------
Weighted average common shares
 outstanding  basic and diluted..........          14,674,372           6,607,357          14,560,552          12,889,520
                                           ==================  ==================  ==================  ==================

Net loss per share-basic and diluted.....        $      (2.31)         $    (0.01)       $      (2.48)       $      (2.89)
                                           ==================  ==================  ==================  ==================

Comprehensive Net Loss

     There are no differences between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130 (SFAS 130).

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current financial statement presentation format included herein.

Recent Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging activities" (SFAS
133) which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the effects of this standard and believes there will be no material impact on the company's financial position or results of operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the year 2000.

     In April 1998, the American Institute of Certified Public Accountants issued statement of position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosure prescribed by SOP 98-1 will be effective for the year ending December 31, 1999.

Note 2 -- Notes Payable

     During the period from December 1998 through March 1999, the Company obtained loans in the form of convertible notes payable totaling $1,743,500. The notes, which bore interest at 10% per annum and were due to mature on March 31, 1999, represented bridge loans in advance of the Series B Preferred Stock financing. All outstanding principal and accrued interest of $33,750 due under these notes converted into 7,109 shares of Series B Preferred Stock upon the closing of the sale of such stock on March 23, 1999. See Note 3 below.

Note 3 -- Mandatorily Redeemable Convertible Preferred Stock

     Convertible Preferred Stock at March 31, 1999 was composed of the following:

                                                          Shares
                                           ------------------------------------     Liquidation        Redemption
                                              Authorized         Outstanding          Amount             Amount
                                           -----------------  -----------------  -----------------  -----------------
Series B.................................            120,000            117,570        $35,271,000        $34,800,000
Undesignated.............................            380,000                  -                  -                  -
                                           -----------------  -----------------  -----------------  -----------------
                                                     500,000            117,570        $35,271,000        $34,800,000
                                           =================  =================  =================  =================

  Series A
     On October 28, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock ("Series A ") and warrants to purchase 100,000 shares of the Company's common stock to one investor. The Series A shares were convertible into shares of the Company's Common Stock based on a conversion formula and contained certain redemption provisions. In accordance with the accounting rules, as defined by SEC staff announcement topic D-60 "Accounting for the Issuance of Convertible, Preferred Stock and Debt Securities with Nondetachable Conversion Features," the difference between the conversion price and the market value is deemed to be a "beneficial conversion feature." Consequently, the Company to recorded a preferred dividend charge to deficit accumulated during the development stage in the amount of $143,740 during the three months ended December 31, 1998. In conjunction with the Company's Series B financing discussed below, all 500 shares of Series A were converted into 2,048 shares of Series B redeemable convertible preferred stock.

     The warrants, which remain outstanding at March 31, 1999 and which have a term of four years with an initial exercise price of $7.31 per share, have been valued and recorded as additional paid-in capital for financial statement purposes at $343,000.

  Series B
     On March 23, 1999 ("Issuance Date"), the Company completed a private placement of approximately 117,570 shares of Series B Convertible Preferred Stock ("Series B"), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes and Series A shares, were $31,577,078, net of issuance costs of approximately $2,724,000, of which approximately $2,500,000 remained in accrued liabilities at March 31, 1999.

     Under the terms of the Series B Stock Purchase Agreement, each share of Series B stock is convertible into 100 shares of the Company's common stock. The conversion factor of 100 is determined by dividing the redemption value of $300 per Series B share by the conversion price per common share of $3.00.

     In accordance with the accounting rules, as defined by SEC staff announcement topic D-60 "Accounting for the Issuance of Convertible, Preferred Stock and Debt Securities with Nondetachable Conversion Features," the difference between the conversion price and the market value is deemed to be a "beneficial conversion feature."On the Issuance Date, the Company's common stock price closed at $22.63. Accordingly, the Series B shares were deemed to contain a beneficial conversion feature. Consequently, during the three months ended March 31, 1999, the Company was required to record a charge to accumulated deficit for the difference between the conversion price and the market value.The amount of this charge is limited to the aggregate amount of the net proceeds received of $31.6 Million. The remaining difference between the Series B carrying value and its redemption value, resulting from issuance costs associated with the transaction, will be accreted through March 2004, using the effective interest rate method, as a charge to deficit accumulated during the development stage.

     During the three months ended March 31, 1999, the Company recorded a $40,000 charge to accumulated deficit related to dividends accrued on the Series B Preferred Stock. The key terms of the Series B Preferred Stock Purchase Agreement include:


     Voting Rights. The holders of the Series B Shares are entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series B preferred Shares. The holders of the Series B Shares are also entitled to elect one member of the Board of Directors.

     Liquidation Preference. Upon any liquidation, dissolution or winding up of the affairs of the Company, the holder of each Series B Share shall be entitled to be paid $300 per share (the "Series B Preference Amount"). If the assets of the Company upon such event are insufficient to make such payment in full, then the holders of Series B Shares shall be entitled to pro rata distribution of all the assets of the Company. After payment in full of the liquidation preference to the holders of Series B Shares, such holders are entitled to no further distributions.

     Dividends. The Series B Shareholders are entitled to cumulative dividends at an annual rate of 6% of the Series B Preference Amount. The payment of such amounts may be deferred until the Company completes an initial underwriten public offering, is sold or until March 31, 2004.

     Conversion. Each Series B Shares is initially convertible into 100 shares of Common Stock at the election of the holder thereof. All Series B Shares are subject to conversion on the closing of an underwritten public offering with gross proceeds of $25 million or more at a per share price of $6 or more or the approval of the holders of 67% of the Series B Shares.

     Adjustments to Conversion Rate. The Conversion Rate is subject to proportional adjustment upon any stock split, stock dividend or other similar change to the capital stock of the Company and certain other adjustments upon future issuances of Common Stock or rights to acquire Common Stock at a price less than $3 per share.

     Redemption. In the event of certain defaults by the Company or if the Series B Shares have not been converted after five years, the holders of the Series B Shares have the right to require the Company to redeem the Series B Shares.

     Registration Rights. The Company is obligated to promptly (and in any event within 120 days of the first sale of the Series B Shares) file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") to cover the resale of the Company's Common Stock issuable upon the conversion of the Series B Shares.

     Fundamental Changes. Certain corporate actions, as more fully defined in the Company's restated articles of incorporation, require the approval of the holders of 67% of the series B preferred Shares.

Note 4 -- EMusic Acquisition

     On January 31, 1999, the Company completed the acquisition of Creative Fulfillment, Inc. (d.b.a. " EMusic") for a combination of cash and stock, at which time EMusic became a wholly owned subsidiary of the Company. The acquisition has been accounted for using the purchase method of accounting and accordingly, the Company has allocated substantially all of the total purchase price of approximately $6.0 million to the domain name and trademark " EMusic". For accounting purposes, the Company will amortize this amount over its estimated life of three years using the straight-line method.

     The total purchase price of approximately $6,020,000 consisted of 630,179 shares of the Company's Common Stock, cash consideration of $312,500 and other acquisition related expenses of approximately $150,000, consisting primarily of professional fees. The acquisition has been structured as a tax free exchange of stock, therefore, the difference between the recognized fair values of the acquired assets and their historical tax bases are not deductible for tax purposes.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended March 31, 1999 and the period from inception (January 8, 1998) through March 31, 1999 as if the acquisition had occurred on July 1, 1998 and January 8, 1998, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on July 1, 1998 or January 8, 1998, nor is it an indication of future operating results.

                                                                                   January 8, 1998     January 8, 1998
                                                              Nine months ended     (Inception) to      (Inception) to
                                                                March 31, 1999      March 31, 1998      March 31, 1999
                                                              ------------------  ------------------  ------------------
Revenues....................................................        $     94,214         $   206,943        $    824,347
Loss from operations........................................          (5,781,479)         (3,264,534)         (8,144,164)
Net loss....................................................          (5,817,556)         (3,265,590)         (8,184,629)
Net loss applicable to common stockholders..................         (37,571,889)         (3,265,590)        (39,928,962)
Net loss per share:
  Basic and diluted.........................................        $      (2.48)        $     (0.30)       $      (2.96)
  Weighted average shares...................................          15,179,494          10,864,234          13,512,811

Note 5 -- Subsequent Events

  Asset Purchase

     On April 27, 1999, the Company completed a content acquisition agreement with Nordic Entertainment and certain other parties (collectively "NORDIC"). Under the terms of the transaction, GoodNoise has purchased from Nordic certain digital music distribution rights, and other intangible assets related to the EMusic domain name. In connection with the transaction, GoodNoise issued 665,000 shares of common stock in addition to a cash payment of $375,000. These shares of common stock are not available for resale under the Securities Act and are restricted pursuant to Rule 144(k) therein. The Company plans to engage an independent valuations consultant to determine an appropriate allocation of the purchase price and the estimated useful life over which any intangibles should be amortized.

  Lease
     In April, 1999, the Company entered into a five year lease agreement for office facilities. Under the terms of the agreement, the Company shall make minimum monthly lease payments of approximately $67,000 for a period of 60 months commencing in April of 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

--------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

     GoodNoise Corporation ("GoodNoise" or the "Company") was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, aggregating musical content, acquiring operating assets and raising capital. The Company operates within one industry segment, primarily in the United States.

     The Company intends to change its name from GoodNoise corporation to EMusic.com, Inc. and to launch a marketing campaign to establish the brand name "EMusic".

     In addition to historical statements, this Quarterly Report on Form 10-QSB contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings.

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

OVERVIEW

     On March 23, 1999, the Company completed a private placement of approximately 117,570 shares of Series B Convertible Preferred Stock (the "Series B "), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes and Series A shares, were $31,577,078, net of issuance costs of approximately $2,724,000, of which approximately $2,500,000 remained in accrued liabilities at March 31, 1999. (See note 3 of Notes to Condensed Consolidated Financial Statements.)

     On January 31, 1999, the Company completed the acquisition of Creative Fulfillment, Inc. (d.b.a. " EMusic") for a combination of cash and stock, at which time EMusic became a wholly owned subsidiary of the Company. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the Company has allocated substantially all of the total purchase price of approximately $6.0 million to the domain name and trademark " EMusic". For accounting purposes, the Company will amortize this amount-using the straight-line method from the date of acquisition. The Company has preliminarily assigned a three-year amortization life to these intangible assets, and has engaged an independent valuations consultant to confirm the allocation of the purchase price and the estimated amortization life.

     The total purchase price of approximately $6,020,000 consisted of 630,179 shares of the Company's Common Stock, cash consideration of $312,500 and other acquisition related expenses of approximately $150,000, consisting primarily of professional fees. The acquisition has been structured as a tax free exchange of stock, therefore, the difference between the recognized fair values of the acquired assets and their historical tax bases are not deductible for tax purposes.

RESULTS OF OPERATIONS

     The Company was incorporated on January 8, 1998 and is a development stage enterprise that has incurred costs to organize and develop an Internet website through which it will conduct its business. The Company began selling musical recordings over the Internet in July 1998. The Company may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain downloadable sound recordings, the Company's ability to create, license, and deliver compelling music-related content, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully integrate prospective asset acquisitions into its existing business operations, the level of traffic on the Company's website, intense competition from other providers of music-related content over the Internet, the entrance of established music and/or software companies into the on-line music industry, delays or errors in the Company's ability to effect electronic commerce transactions, the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, Company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by the Company and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

Net Revenues

     GoodNoise is a development stage enterprise that introduced its Internet retail website, www.goodnoise.com, in April 1998 and began selling digital, downloadable musical recordings and physical merchandise in July, 1998. Since inception, revenues totaled $41,527, comprised of advertising, sales of physical merchandise and downloadable music recordings.

Cost of Revenues

     Cost of revenues since inception totaled $13,840, related to the cost of merchandise sold, credit card processing fees, and royalties on downloadable music. Costs related to physical merchandise exceeded related revenues during this period. The Company believes that the sale of physical merchandise will become an increasingly smaller portion of its future sales.

Product Development Expenses

     Product development expenses consist principally of website development, software engineering, audio production, graphic design, certain non-recoverable advances to artists, artist development, telecommunications charges, and the cost of development activities which support the Company's music distribution business, including related salaries, rent and depreciation. The Company began its development efforts in February 1998. Product development expenses were $1,988,053 for the three months ended March 31, 1999 compared to $42,182 for the period from inception to March 31, 1998, $3,580,014 for the nine months ended March 31, 1999 and $4,541,363 for the period from inception to March 31, 1999, reflecting an increase in the Company's product development efforts, particularly in software engineering, graphic design, and development of the infrastructure and "ecommerce" required to deliver downloadable music from the Company's Internet website. Product development expenses also included charges of $865,168 and $1,495,608 associated with stock and stock options granted to advisors during the three and nine months ended March 31, 1999, respectively. There were no similar expenses incurred during the period from inception through June 30, 1998. Additionally, the Company charged approximately $338,000 to Product Development Expense for the amortization of the intangibles associated with the EMusic acquisition. (See note 4 to the Financial Statements.) The Company currently plans, to continue aggregating a compelling repertoire of musical recordings available for customer downloads, and continue to develop the software necessary to manage such downloads, and therefore expects product development expenses will continue to increase in future periods.

Sales and Marketing Expenses

     From inception through March 31, 1999, the Company incurred no significant sales and marketing costs. During the quarter ending June 30, 1999, the Company intends to change its name from GoodNoise Corporation to EMusic.com, Inc. and to launch an extensive marketing campaign to establish the brand name " EMusic". The Company also expects to implement certain sales and marketing activities designed to promote its website storefront through strategic alliances, targeted advertising, direct promotion, trade shows and other such activities designed specifically to attract new customers.

General and Administrative Expenses

     General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, insurance, and depreciation. The Company has incurred costs of $934,349 from inception through March 31, 1999 related to general and administrative expenses. Of these costs, $313,666 and $715,594 were incurred in the three and nine months ended March 31, 1999, respectively. In April 1999, the Company moved its headquarters to new facilities located in Redwood City, California in order to accommodate its growth in headcount, resulting in an increase in rent and facilities related expenses. (See Note 5 to Condensed Consolidated Financial Statements.) The Company expects general and administrative expenses to continue to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had a cash balance of $32,618,240. Net cash of $98,142 was used for operating activities from inception through March 31, 1999, principally as a result of net losses of $5,444,209 generated during the period, offset by non-cash expenses of $2,247,322 associated with stock and stock options granted to advisors and an increase in accrued liabilities of $2,592,487 attributable primarily to the accrual of issuance costs associated with the Company's issuance of Series B Preferred Stock on March 23, 1999. Purchases of capital equipment for the period from inception through March 31, 1999 totaled approximately $180,318. The Company expects to incur negative cash flow from operations for the foreseeable future, as it continues to develop its market and operations.

     In October, 1998, the Company raised proceeds of approximately $500,000 through the sale of 500 shares of Series A Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock. (See Note 3 to Condensed Consolidated Financial Statements.) The Series A shares were convertible into shares of the Company's Common Stock based on a conversion formula and contained certain redemption provisions.

     On March 23, 1999, the Company completed a private placement of approximately 117,570 shares of Series B Convertible Preferred Stock (the "Series B Shares"), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes and Series A shares, were $31,577,078, net of issuance costs of approximately $2,724,000, of which approximately $2,500,000 remained in accrued liabilities at March 31, 1999 (See note 3 of Notes to Condensed Consolidated Financial Statements).

     During the period from December 1998 through March 1999, the Company received loans in the form of convertible notes payable totaling $1,743,500. The notes, which bore interest at 10% per annum and were to mature on March 31, 1999, represented bridge loans in advance of the Series B Preferred Stock financing. All outstanding principal and interest accrued of $33,750 due under these notes converted into 7,109 shares of Series B Preferred Stock upon the closing of the sale of such stock on March 23, 1999.

     In April, 1999, the Company entered into a five year lease agreement for office space. Under the terms of the agreement, the Company shall make minimum monthly lease payments of approximately $67,000 for a period of 60 months commencing in April of 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

     The Company believes that its existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

Year 2000 Readiness

     The Year 2000 ("Y2K") issue refers to the inability of systems, primarily software systems, to properly recognize and process date sensitive information relating to the year 2000 and beyond. For example, a date -sensitive system may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in or miscalculations causing disruptions of operations, including, but not limited to a temporary inability to complete commercial transactions, such as processing credit cards, downloading files or otherwise engage in recurring business activities.

     Since the Company's systems and software are relatively new, management does not anticipate any material adverse business interruptions as a result of Y2K issues related to its own internal systems. Additionally, the Company does not anticipate that it will incur significant operating expenses to update its systems to be Y2K compliant. As the Company makes arrangements with significant suppliers and service providers, it intends to determine the extent to which the Company's interface systems may be vulnerable should those third parties fail to address and correct their own Y2K issues. The Company anticipates that this will be an ongoing process as the Company begins to implement supplier and service provider arrangements throughout 1999. There can be no assurance that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. Additionally, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's web site will be Y2K compliant. As part of the Company's Y2K compliance plan, the Company is developing plans to operate its website from different systems and/or at a different location in the event of any significant disruption as a result of the Y2K issues. The Company believes it is taking the steps necessary regarding Y2K compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Y2K compliant in a timely manner or that the Y2K problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

TRENDS, RISKS AND UNCERTAINTIES

     The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors That May Affect Future Results of Operations."

     Development Stage Company; Limited Operating History; Anticipated Losses; Uncertainty of Future Results. The Company Corporation has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which the Company intends to operate and acceptance of the Company's business model. GoodNoise will be incurring costs to develop, introduce, and enhance its website, to establish marketing and distribution relationships, to create and enhance its music catalog, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations, and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising, and sponsorships to achieve or maintain profitability on a quarterly or annual basis in the future. GoodNoise expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

     Potential Fluctuations in Quarterly Operating Results. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for downloadable music content and Internet advertising; seasonal trends in both Internet use, purchases of downloadable music, and advertising placements; the addition or loss of advertisers; the level of traffic on the Company's Internet sites; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; the introduction of new sites and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Internet media. The Company's quarterly results may also be significantly impacted by the impact of accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

     Limited Public Market; Possible Volatility of Share Price. The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol GDNO. As of April 30, 1999, there were approximately 16,320,839 shares of Common Stock outstanding, of which approximately 2,900,000 million were tradable without restriction under the Securities Act. On May 12, 1999, approximately 915,000 additional shares were tradable without restriction under Rule 144(k). The Company is obligated to file a registration statement covering the resale of substantially all of the Company's remaining outstanding common stock within 120 days of March 23, 1999. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

     Uncertain Acceptance and Maintenance of the Company's Brand Name. During the quarter ending June 30, 1999, the Company intends to change its name from GoodNoise Corporation to Emusic.com Inc. and to launch a marketing campaign to establish the brand name "Emusic". The Company believes that establishing and maintaining the Emusic brand is a critical aspect of it efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, results of operations, and financial condition will be materially adversely affected.

     Management of Growth. The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

     The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance it operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

     Risks Associated with Acquisitions. As part of its business strategy, the Company expects to acquire assets and business relating to or complementary to its operations. In January 1999, the Company completed the acquisition of Creative Fulfillment, Inc., and it April, 1999, acquired certain assets from Nordic Entertainment Worldwide, Inc. These and any other acquisitions by the Company involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention may be diverted; the Company may be unable to integrate successfully

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk

     The Company does not hold derivative or speculative financial instruments, and substantially all cash and cash equivalent balances are invested in money market accounts with floating interest rates, therefore the Company is not subject to significant interest rate risk.

Currency Exchange Rate Risk

     During the period from inception through March 31, 1999, all of the Company's revenues and expenses have been denominated in U.S. dollars. As a result, the Company has not incurred any realized or unrealized currency exchange rate gains or losses. The Company does not expect to incur any significant gains and losses during the next twelve months. The Company has not engaged in foreign currency hedging activities to date.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter, the Company completed a private placement of approximately 117,570 shares of Series B Convertible Preferred Stock (the "Series B Shares"), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes and Series A shares, were $31,577,078, net of issuance costs of approximately $2,724,000, of which approximately $2,500,000 remained in accrued liabilities at March 31, 1999 (See note 3 of Notes to Condensed Consolidated Financial Statements.)

     During the quarter, the Company issued approximately 630, 000 shares of common stock in connection with an acquisition. See Note 4 to the consolidated financial statements. Additionally, the Company granted options to purchase approximately 1,465,000 shares of common stock to employees and consultants of the Company.

  Use of Proceeds

     Though March 31, 1999, proceeds from the above offerings have been used to pay approximately $224,000 in offering related expenses, to purchase approximately $100,000 in fixed assets, to pay operating expenses, primarily payroll and facilities related, of approximately $1,548,000, and to pay the cash portion of the EMusic acquisition of approximately $312,000. The remainder of the proceeds have been invested in money market accounts as of March 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


    27.1   Financial Data Schedule (EDGAR only)


(b) Reports on Form 8-K filed during the three months ended March 31, 1999.

    On February 10, 1999, the Company filed a Form 8-K describing the acquisition of Creative Fulfillment, Inc. (dba "EMusic").

    On April 6, 1999 the Company filed a Form 8-K which describes the March 23, 1999 completion of its private placement of approximately 118,000 shares of Series B Convertible Preferred Stock (the "Series B Shares").

    On April 13, 1999, the Company filed a Form 8-K/A which amends the following items, financial statements, exhibits or other portions of its Current Report on Form 8-K dated January 31, 1999, related to the Registrant's completion of the acquisition of Creative Fulfillment, Inc. (d.b.a " EMusic").

    On April 20, 1999, the Company filed a Form 8-K/A which amends the following items, financial statements, exhibits or other portions of its Current Report on Form 8-K dated March 23, 1999, related to the private placement of approximately 118,000 shares of Series B Convertible Preferred Stock (the "Series B Shares") for aggregate net proceeds of approximately $31.6 million.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 1999                GoodNoise Corporation

                                  /s/Joseph Howell
                                  --------------------------------
                                  Joseph Howell,
                                  Executive Vice President and
                                  Chief Financial Officer