Form 10-K
period 1999-06-30
EMUSIC COM INC
filed 1999-09-30
CIK 1065013

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   Form 10-K
                               ----------------

(Mark One)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to

                        Commission file number 000-24671

                                EMusic.com Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 94-329054
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

          1991 Broadway, 2nd Floor                              94063
          Redwood City, California                            (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 216-0200

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $_____________ as of September 27, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     33,831,237 shares of the Registrant's Common stock, $.001 par value, were outstanding at September 27, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
================================================================================

                                EMUSI.COM  INC.
                                   FORM 10-K
                                     INDEX

Page
- ----
                                    PART I

     Item 1.     Business ........................................................  3

     Item 2.     Properties ...................................................... 14

     Item 3.     Legal Proceedings ............................................... 14

     Item 4.     Submission of Matters to a Vote of Security holders ............. 14

                                    PART II

     Item 5.     Market For Registrant's Common Equity and Related Stockholder
                 Matters ......................................................... 14

     Item 6.     Selected Consolidated Financial Data ............................ 16

     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ....................................... 17

     Item7A.     Quantitative and Qualitative  Disclosures About Market Risk ..... 32

     Item 8.     Financial Statements and Supplementary Data ..................... 34

     Item 9.     Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure ............................................ 34

                                   PART III

     Item 10.    Directors and Executive Officers of the Registrant .............. 34

     Item 11.    Executive Compensation .......................................... 39

     Item 12.    Security Ownership of Certain Beneficial Owners and Management .. 42

     Item 13.    Certain Relationships and Related Transactions .................. 44

                                    PART IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . 45

     SIGNATURES

                                    PART I

Item 1. Business.

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of the development of the market for downloadable music, our ability to obtain content for sale as downloadable music, and announcements and actions by our existing and future competitors, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. You should read this discussion together with the financial statements and other financial information included in this Form 10-K.


Overview

EMusic.com Inc. ("EMusic" or the "Company") is a leading provider of downloadable music over the Internet. Through our website at EMusic.com, we offer a compelling selection of music from which our customers may discover, sample, and purchase popular recordings for immediate digital delivery and enjoyment. The recordings available for download at EMusic.com are provided through our relationships with a growing roster of recording artists and independent record labels. We currently have exclusive, multi-year, digital download licenses to over 300,000 titles, from over 85 record labels and over 1,300 recording artists, including selected titles from such well known artists as The Offspring, They Might Be Giants, Iggy Pop, and Ella Fitzgerald. We currently have over 20,000 titles available for download on our EMusic.com website. In addition, our IUMA subsidiary offers our customers access to over 4,000 unsigned artists. We believe this represents one of the largest digital music content archives currently licensed for distribution over the Internet.

Our website enables these artists and labels to easily access a global customer base, while providing them with an integrated means of distributing, promoting and tracking the sales of their recorded music. Recordings are offered for sale on EMusic.com in the "mp3" format, the most widely-recognized compression standard for the download of musical recordings. We believe that our combination of selection, convenience, varied content, improved distribution and tracking capabilities creates a compelling music purchasing experience for consumers as well as an attractive distribution alternative for artists and independent record labels.


Industry Background

 Recorded Music Industry

According to a report by Market Tracking International, worldwide retail sales in the music industry were $39.7 billion in 1997 and are expected to grow to $46.9 billion by 2004. The music industry can be divided into two kinds of record companies or "labels"-- the "major" record labels and the "independent" record labels. According to Billboard, the five major record labels and their affiliates currently account for approximately 79% of all recorded music sales worldwide. These companies are BMG Entertainment, EMI Music, Sony Music Entertainment, Universal Music Group and Warner Music Group. These companies have substantial investments in the distribution infrastructure which supports the manufacturing, distribution and retailing of records and compact discs and through which the substantial majority of current recorded music sales take place. Historically, the major record labels have been reluctant to participate in any alternative distribution model which would restructure the current music distribution hierarchy due to their investment in the current physical distribution infrastructure and their relationship with the retail channel.

Thousands of independent record labels account for most of the remaining recorded music sales. In contrast to the major record labels, independent record labels generally do not have substantial existing CD and record distribution investments and, as a result, physical distribution can be more difficult and costly to arrange. Independent record labels also typically have less capital available. Without the established distribution networks, independent record labels often pay higher royalties to artists to secure publishing and distribution rights.


 Development of the Downloadable Music Industry

The Internet has emerged as a global platform that allows millions of people to share information, communicate and conduct business. International Data Corporation estimates that the number of Internet users worldwide who make purchases over the Internet will grow from approximately 31 million users in 1998 to more than 183 million in 2003, representing 36% of all Internet users. The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Downloading music files is also facilitated by the increased use of high-speed connections to the Internet, such as digital cable modems, ISDN and digital subscriber lines. According to Forrester Research, the number of subscribers using cable, xDSL or ISDN modems is projected to reach 22 million by 2003.

Forrester estimates that total online music revenues in the United States are expected to grow from $89.0 million in 1998 to $7.8 billion in 2003. Of this amount, Forrester further estimates that $1.1 billion will represent sales of downloadable music in 2003. According to Market Tracking International, music sold through the Internet will account for 8% or approximately $4.0 billion of the $46.9 billion worth of music expected to be sold worldwide in 2004.

In addition to the development of the Internet, we believe that other technological advances will drive rapid growth of the market for downloadable music, including the adoption of open standards-based Internet audio, the introduction of new hardware and improved digital compression technology. Prior to the introduction of new digital compression technologies, it was impractical to transmit high quality audio using the Internet because recordings in digital format can be very large. Advances in compression techniques, however, have greatly reduced the size of digitally stored recordings. For example, if not compressed, a three minute song can occupy more than thirty megabytes of storage. In contrast, the mp3 open standard can compress music files to one-tenth their original size while maintaining their audio integrity at near-CD quality levels. Mp3 playback software is currently available on most operating environments such as Microsoft Windows 95/98, Windows NT and MacOS, most major versions of UNIX and other operating environments for Internet enabled devices. In addition, free copies of mp3 playback software like RealNetworks' RealJukebox and America Online's WinAmp are widely available on the Internet. Forrester estimates that there are already over 50 million mp3-capable users today.

In recent years, consumers have increasingly used their computers to play and store music. Dataquest estimates that in 1998, 50% of U.S. households had multimedia PCs with a sound card, speakers and either a CD-ROM or DVD-ROM drive. Consumers can now play CDs on their computers with the ease and fidelity formerly associated only with high-end stereo systems. Consumer electronics companies and technology companies have capitalized on the growing popularity of digital music by introducing portable music devices. The Rio, introduced in November 1998 by Diamond Multimedia Systems has already sold over 300,000 units. Other manufacturers, including Creative Labs, Sensory Sciences, RCA/Thomson, Samsung, Toshiba and LG Electronics have released, or have announced plans to release, portable mp3 players. In addition, other manufacturers have produced, or have announced plans to produce, other devices for playing and storing mp3 recordings, including the Empeg Car (a removable audio system capable of holding over 5,000 titles), Clarion's AutoPC (an auto mp3 audio player) and Lydstrom's Songbank (a home stereo component that stores and supports mp3 files).


 Our Opportunity

We believe that a number of inefficiencies in the current structure of the music industry leave three underserved constituencies: consumers, independent record labels and artists.

Consumers pay higher prices than necessary for music in order for record labels to recoup the high costs associated with distribution of music on a physical media through traditional channels. In addition, the current dependence on physical media limits consumer convenience by forcing them to purchase music at retail outlets or through catalogs or Internet sites that use mail-order. Further, physical media is less portable and harder to customize than downloadable music. Increasingly, we believe that these shortcomings will drive consumers to the solution of purchasing downloadable music direct from the Internet.

We believe consumer adoption of downloadable music creates an excellent opportunity for independent record labels to supplement or replace their physical distribution networks with electronic channels. Currently, most independent record labels rely on the distribution infrastructure of major record labels to distribute their offerings. They are subject to constraints of these physical channels, such as higher distribution costs driving lower margins, limited shelf space and subordination to the offerings of the major record labels, as well as more limited promotional capabilities. While the promise of an electronic distribution infrastructure is compelling, most independent record labels lack the resources and expertise to create a viable proprietary electronic distribution channel. We believe that these independent record labels will seek to partner with established providers of downloadable music to leverage their branding, site traffic and technology.

By supporting independent record labels, we believe downloadable music creates a compelling solution for artists. In return for access to the powerful distribution and promotion capabilities of the major record labels, major label artists are generally required to lock themselves into long-term contracts that can reduce their royalty rates, limit their creative control and limit their ability to promote and sell their music online. Artists who work with an independent record label tend to enjoy less restrictive contracts, but must face risks associated with an independent record label's less effective distribution and promotion capabilities. Additionally, physical channels require costly promotional efforts, making it difficult for some artists to promote their offerings to a large audience. We believe that the cost and contractual constraints of the major record labels and the limitations of independent record labels using traditional distribution channels will encourage many artists, including some major artists, to offer their music in downloadable format, either on their own or through an independent record label with electronic distribution capability.

Creating an infrastructure to handle royalty payments for downloadable music is difficult, and the lack of this infrastructure has slowed acceptance of the downloadable music distribution channel by artists, labels and songwriters. Rights in the music industry focus on two levels; the underlying song and the sound recording. The purchase of one song usually requires at least two separate royalty payments, one to the songwriter and one to the performer. We believe that the ability to accurately track and make royalty payments to the correct parties is crucial to the proliferation of the downloadable music distribution channel as a viable alternative to their physical counterparts.


The EMusic Solution

We are a leading provider of downloadable music. Our website allows consumers to quickly and conveniently purchase music online at a lower price than most traditional music CDs. Our website also allows consumers to download and listen to music immediately. We believe that the limitations associated with the traditional music industry present us with an opportunity to redefine the music distribution hierarchy and enable artists and independent labels to access consumer markets at a level currently only available to the major labels, while protecting the artists' financial interests and providing consumers with numerous advantages in price, convenience and music information.

We believe that our solution provides the following benefits:


 Benefits to Consumers

Convenience. Through our website, consumers can download music at any time, 24 hours a day, seven days a week. Consumers can register to make purchases from our site in a few easy steps, and can purchase titles on multiple visits to our site without having to re-enter personal and credit card information. Consumers can search our site using various easy to use indices and generally have the flexibility to make purchases song by song or by album. When they make their purchase, consumers can download and listen to their music immediately, or they can wait until a more convenient time to download their purchased titles. Once downloaded, digital technology allows the consumer to organize their purchased titles into play lists. Play lists allow users to organize and play their titles in any order they desire. Consumers can easily copy music to their laptops or mp3 devices for greater portability, without having to carry physical media with them. In addition, mp3 devices have no moving parts and, as a result, do not skip and can be used in situations where traditional music CDs are not optimal, such as running or mountain biking.

Lower Prices. Our ability to deliver music electronically eliminates the extensive infrastructure required by the traditional music industry to distribute physical media. This greatly reduces our costs and allows us to offer our music at a significantly lower price to consumers.

Compelling Music Selection. We currently have exclusive, multi-year, digital download licenses to over 300,000 titles, from over 85 record labels and over 1,300 recording artists, including selected titles from such well known artists as The Offspring, They Might Be Giants, Iggy Pop and Ella Fitzgerald. We currently have over 20,000 titles available for download on our EMusic.com website. In addition, IUMA offers our customers access to over 4,000 unsigned artists. We believe this represents one of the largest digital music content archives currently licensed for distribution over the Internet. Furthermore, our downloadable music format allows us to carry hard-to-find, out-of-production or international titles that are not commercially viable to produce or stock in a physical format.

Varied Information and Content. Visitors to our website can access music news, as well as links to concert information, sites for free mp3 software downloads and other information on downloadable music. We provide our consumers with the opportunity to sample titles before purchasing them. This enables them to explore new music without cost and may result in them purchasing additional or lesser-known titles. In addition, we are beginning to offer other services to our customer base, including online concerts, organizing online chat sessions with their favorite artists and "undiscovered" talent, and other initiatives that we believe will offer a more direct connection between artists and consumers.


 Benefits to Artists and Independent Labels

Powerful Distribution Capabilities. Our website provides a powerful distribution solution to artists and independent labels by allowing them access to a broad range of music listeners. Because we are not dependent on physical media, we can provide artists and independent record labels with much lower distribution costs, creating higher margins for labels and allowing independent record labels to pay artists higher royalties and publishing rates. In addition, our distribution capabilities can allow artists to directly distribute their offerings to the public, such as the new They Might Be Giants mp3-only album which was recently released exclusively on our website.

Greater Understanding of Fan Base. By tracking the behavior and purchasing patterns of users on our website, we are able to provide artists and independent labels a level of feedback that was previously unavailable through traditional music distribution channels. Artists and independent labels may use our data to evaluate which songs receive the most interest, the location on the Internet where they receive the best reception and how their music compares to other music in the same genre or in other genres. Artists and labels may use this information to target specific regions, increase the focus of promotional efforts and provide a means to better connect with their fan base.

Significant New Media Exposure. The Internet is emerging as an important promotional tool for artists and independent labels. In addition to the global distribution of their music, we are currently beginning initiatives that will enable us to offer artists significant exposure to their fan bases. This includes concerts broadcast online, chat rooms featuring artists and fans, and other exposure on our website. This relatively inexpensive promotion on a global basis is a significant benefit to artists and independent labels.

Protection of Financial Interests. We believe that by closely tracking royalty payments, and pricing our music low enough to discourage piracy, we provide a valuable, trusted solution to artists and labels that will enable us to become the preferred distribution channel for downloadable music. We have established a proprietary database of artists, songwriters and labels that allows us to seamlessly track and generate royalty payments to the appropriate parties. We are currently licensed by the Harry Fox Agency, ASCAP, BMI and SESAC; organizations dedicated to protecting the rights of, and collecting royalties due to, artists and songwriters.


EMusic Business Strategy

Our objective is to become the leading provider of compelling, downloadable music directly to consumers over the Internet. Our strategy is to leverage our first-to-market advantage together with our established music industry relationships as we take advantage of the growing market for the digital distribution of music. The following are key elements of our strategy:

Continue to Acquire Compelling and Varied Content. We will continue to increase the number of musical selections available on our website in order to build our global consumer base and increase the number of online music purchases. We are pursuing a "best of breed" content acquisition strategy, focused on acquiring exclusive rights to title libraries from leading independent record labels in each well known music genre. We intend to continue to aggressively pursue the acquisition of music content from, among others, independent record labels, owners and distributors of recording catalogs, and established recording artists.

Create Strong Brand Awareness. Building brand awareness of EMusic is fundamental to expanding our global Internet user base and our ability to attract providers of music content. We promote our brand through traditional media, event sponsorships, online media and other marketing activities as well as leveraging strategic relationships within the industry. We intend to enhance brand awareness of our website by providing original and proprietary content, aggressively expanding our online and offline marketing activities, enabling consumers to purchase music and related merchandise, and establishing strategic and referral fee relationships whereby other websites engage us as an online music retail source and content provider.

Leverage Strategic Partnerships and Industry Relationships. We believe that our strategic relationships with distribution and technology companies and our strong relationships with media and music companies will help attract users, significantly increase brand awareness of our website and help us to add new content. We will seek to develop additional relationships with online music retailers, Internet portal site companies and content providers. In addition, we plan to establish retail relationships with other online distributors to share commissions for sales generated from such websites.

Continue to Enhance Our Website. We intend to devote substantial resources to improving the quality of our consumer users' experience on our website. Features we intend to incorporate into future versions of our website include: chat-rooms, music hubs, additional music-related content, more advanced search capabilities and dynamic site personalization. We believe that a user-friendly website with compelling and varied content will be a key differentiator of the EMusic brand.

Become a Trusted Distribution Channel to the Music Industry. We intend to further develop our technology infrastructure to be readily scaleable to support our rapidly growing sales of online music, including the calculation of royalty payments, while maintaining the speed and reliability of our site. Furthermore, we intend to maintain low pricing to provide an attractive legal alternative to piracy among the general public. We believe that providing a reliable, trusted technology and payment infrastructure will position us more favorably with record labels and artists as the premiere provider of downloadable music.

Continue to Promote Development of Downloadable Music Market. We believe that the development of the downloadable music market will be enhanced by educating consumers about the benefits of downloadable music and by improving the processes through which consumers purchase music online and use downloadable music. We currently are active members of the Digital Media Association and Electronic Frontier Foundation, organizations dedicated to, among other matters, improving the ease of consumer acquisition and use of downloadable music. We intend to continue to participate in programs which promote customer and market awareness about downloadable music as well as industry groups which are setting open standards for delivery. We intend to refine and simplify the downloadable music purchasing experience through the continued development of our website, which is designed to encourage purchases and repeat visits, demonstrating to record labels and artists the value of the downloadable music market.

Continue to Develop and Enhance IUMA. We believe that Internet Underground Music Archive which allows unsigned artists to post music and related information for access by the general public online, represents a competitive advantage. IUMA promotes the development of the online music community and allows us to establish early relationships with potential future music content providers. We intend to continue to expand and improve IUMA so as to make it easier for artists to participate and for consumers to access, search and preview the content on the site.


Content Acquisition

We have acquired, and intend to continue to aggressively seek, download rights to master recordings owned by independent record labels and other owners and distributors of significant recording catalogs. These exclusive, multi-year license agreements typically include all existing and future recordings created during the term of the agreement. Initially, we have focused on partnering with independent record labels and established recording artists. We are actively identifying and targeting independent record labels spanning every well known music genre, including, hip hop, rap, jazz, classical, country, blues, heavy metal and alternative rock.

We have adopted a "best of breed" approach with respect to acquiring downloadable music licenses. In many distinctly defined genres of music, we have successfully acquired the exclusive multi-year, digital download rights to the market sales leaders, and are aggressively continuing those efforts in each new genre of music we add to our expanding online catalog. The following is a sampling of labels with which we have signed exclusive content deals with genre market leaders:

     . Epitaph Records, one of the largest selling and most distinct brand names in punk rock and alternative music, represents top Billboard artists such as The Offspring, Tom Waits and Pennywise.

     . King Biscuit Flower Hour, which is currently aired on 180 radio stations, is the longest running syndicated live concert radio show. Their catalog features live recordings from such artists as The Who, David Crosby, Iggy Pop, Elton John and Rod Stewart.

     . Crunch Music Ltd., one of the United Kingdom's premier sources for independent UK music in the mp3 format, whose content focuses on dance, techno and hip-hop.

     . Jetset Records and spinART Records, which are recognized in numerous college magazines as the dominant music providers in the college music niche.

     . DRG Records, which owns the largest Broadway show recording library, including numerous Grammy and Tony Award winners.

     . Rykodisc, one of the largest independent recording catalogs, which represents artists such as Elvis Costello, Frank Zappa and Robert Cray.

     . Quicksilver Records, which features live recordings from The Monterey Jazz Festival and the Palo Alto Jazz catalog.

     . Fiction Music, which features new and never before released tracks from The Cure.

We have also entered into contracts giving us the exclusive right to allow our customers to download music from a variety of recognizable, brand name artists. Included in the content catalog are recordings from Frank Zappa, Louis Armstrong, Ella Fitzgerald, Judy Garland, Shirley Bassey, Kool Keith, Kansas, Foghat and thousands of others.

In June 1999, we purchased the Jewel-Paula-Ronn catalog of master recordings with such Blues and R&B artists as B.B. King, John Lee Hooker, Aretha Franklin and Lightnin' Hopkins. When we acquire masters, we will seek to work with label partners to exploit the physical distribution rights while also selling the music in downloadable form on our website.


Strategic Partnerships

 Distribution and Marketing Partnerships

We are aggressively pursuing a variety of partnerships aimed at building a channel of distribution for our downloadable music and music-related products and services across the Internet. To accomplish this, we are developing strategic relationships and alliances with high-traffic Internet sites to feature our brand and exclusive content and in some cases offer our content for sale.

     . Examples of existing marketing and advertising relationships include Comedy Central, CNET, Centraal, E!Online, Listen.com, ZDNet and CMJ Online.

     . In May 1999, RealNetworks and EMusic announced that mp3 tracks would be featured in RealJukebox Music Showcase and that there would be links to our website highlighted in the RealGuide music download section.

     . In July 1999, we announced a new strategic partnership and equity investment with Crunch Music Ltd., one of the United Kingdom's premier sources for independent UK music in the mp3 format. Under the new relationship, the two companies will work together on marketing, promoting and co-branding their websites, label partners and artists on both sides of the Atlantic. Launched in March 1999, Crunch has quickly established itself as one of the leading sites in the UK for downloading music and plans to expand to the rest of Western Europe. The Crunch site hosts music from leading UK independent record labels including Dorado, Filter, Pussyfoot, Platipus, The End, Tummy Touch, Marine Parade, TCR and Ochre. Notable artists include Echo and The Bunnymen's Will Sargant, pka as Glide, U2 producer DJ Howie B, Jacknife Lee, Art of Trance and Union Jack.

In addition, we are also working with our label partners to offer them a solution for selling our catalog directly from their websites. These label partners can choose to sell only their own music, or the entire EMusic catalog on EMusic created co-branded websites. Beginning in the fall of 1999, we plan to launch a grass roots affiliate program designed to make it easy for any website to become an affiliate and sell the EMusic catalog from their websites.

 Hardware/Software/OEM Partnerships

We are building relationships with various manufacturers of computers and consumer electronics devices, as well as software and book publishers to create additional visibility as a source for downloadable music. As part of our overall customer acquisition strategy, we are typically providing sample titles, promotional coupons and other content to improve our partners' offering to the music consumer and to continue to promote the downloadable music market.

     . We have established relationships with digital audio device manufacturers such as Creative Labs (Nomad), Diamond Multimedia (Rio) and Sensory Sciences (Rave). In each partnership, we are featured on the outside of the box as the premier source for downloadable music and provide sample titles with the installation software. Beginning in mid-1999, we will begin a marketing program with Creative Labs whereby a discount coupon for our content will be supplied or shipped with each product supplied by Creative Labs, including the Nomad portable mp3 player, Soundblaster sound cards and Cambridge Soundworks speaker systems.

     . In January 1999, we announced a technology and marketing alliance with Adaptec aimed at promoting the growth of downloadable music sales in the popular mp3 format. Adaptec is the developer of the market-leading CD-recording software products, Easy CD Creator, DirectCD and Toast. Under the terms of the agreement, EMusic and Adaptec will jointly sell and promote each other's products and services. EMusic and Adaptec will focus on technology solutions that allow consumers to easily purchase and download mp3 music from the Internet and make their own music CDs.

     . As an additional way to attract customers, promote downloadable music and distribute our label partners' music effectively, we plan to introduce certain marketing initiatives and alliances with OEM computer suppliers, sound card, high fidelity speaker and computer peripheral suppliers and wireless product manufacturers. Some of these programs will target the "back to school" and holiday seasons.

Industry Relationships

The reporting of information relating to the sales and performance of music is a legally required and complex aspect of the worldwide music industry. To facilitate our compliance with these requirements, we have focused on building strong relationships and alliances with the following organizations:

     . In February 1999, we announced a licensing agreement with the Harry Fox Agency, or HFA, a wholly-owned licensing subsidiary of the National Music Publishers' Association. Under this agreement, HFA will grant us the first Digital Phonorecord Delivery License for delivering songs in the mp3 format. Accordingly, we will submit regular reports to HFA, account for each song purchased and pay the appropriate statutory payments to HFA for distribution to copyright owners. This agreement helps ensure that songwriters and music publishers will receive royalty payments for music distributed electronically.

     . We have entered into agreements with ASCAP, BMI and SESAC, the major rights reporting organizations in the United States. Under each of these agreements, we pay music performance royalties to the copyright holders or performers.

     . We have an agreement with peermusic, one of the world's largest private music publishing companies. Pursuant to this agreement, peermusic provides music publishing administration services to us. We will share peermusic income derived from music publishing rights acquired by us. We have also licensed certain recordings from the peermusic catalog.

IUMA--Internet Underground Music Archive

In June 1999, we completed the acquisition of IUMA. IUMA was founded in 1993 and pioneered the delivery of music on the Internet. The IUMA website (iuma.com) features more than 4,000 artists on individual websites with unique URLs (bandname.iuma.com). IUMA artist websites enable audio sampling in mp3 and RealAudio formats, and offer options for the sales of physical products and downloadable music. IUMA artist websites also feature other content, including artist biographies, cover art, lyrics, photos and tour dates. IUMA has received worldwide media attention, including articles in Rolling Stone, Newsweek, USA Today and the Financial Times, as well as spots on MTV and CNN.

The following are key elements of our strategy with respect to IUMA:

Enhance Content and Build Traffic. We believe that by increasing IUMA's brand recognition in the unsigned artist community through aggressive marketing efforts, IUMA can become a premier Internet destination for unsigned artists and fans of those artists.

Leverage the IUMA Platform to Develop New Artists. We believe that by creating an efficient environment for unsigned artists and fans to interact, the IUMA website will allow promising artists to surface more quickly. These artists will then be exposed to our label partners. We believe that by facilitating the process of signing unsigned artists, we will be promoting a new generation of artists with a greater appreciation of the value of digital downloading of music. Consequently, this will encourage the growth of the market as well as position

EMusic to obtain additional downloadable music rights.


Sales and Marketing

Our sales and marketing objective is to sell downloadable music and music-related products and services through EMusic.com and other websites, build brand awareness, attract new visitors and convert them to loyal customers. To accomplish this objective, our marketing strategy includes an aggressive advertising campaign, high visibility promotions and sponsorships, strategic public relations, a focused interactive marketing campaign, distribution partnerships and broad loyalty programs.

The following are key elements to our sales and marketing strategy:

Enhance the EMusic.com Website.   The focus of the website is to make the
consumer's experience finding, purchasing and downloading music as simple as possible. We are regularly adding new elements designed to improve content, navigability and the overall buying process.

Corporate Branding Campaign.   We have recently launched an aggressive corporate
branding campaign. The campaign is initially targeted at early adopters, music enthusiasts, record labels and the Internet business community. We have designed a comprehensive media campaign, including network and cable TV ads, billboards and print media. The campaign is also designed to attract new users to the EMusic.com website and encourage trial download and purchases. Using the tag line, "The Way To Download," the campaign features a mix of media vehicles designed to reach our target audience.

Sponsorships and Promotions.   We intend to sponsor highly-visible events
including concert tours, conferences and trade shows. We also plan to offer creative promotions on EMusic.com and other websites designed to encourage consumers to establish an account and purchase tracks.

Other elements of our sales and marketing initiatives include the introduction of loyalty programs, such as rebates and incentives, online advertising to our target demographic, genre specific marketing initiatives and the introduction of co-marketing agreements with labels.

We also sell advertising on our website. This advertising is generally related to our music offerings either by the product or music oriented nature of their promotion. We currently use the Doubleclick Dart program to manage, track and report our advertising sales to our advertising customers.


Operations

Our integrated systems, services and tools provide functionality in the following areas:

Digital Asset Management.   The continued development of a database management
system that indexes, retrieves and manipulates our growing multimedia content is central to our digital asset management system. This scalable system allows us to, among other things, track user preferences to enable effective marketing programs and maintain an efficient royalty accounting program. We are in the process of converting our system to Oracle database technology running on Sun Microsystems' Enterprise equipment and Linux webservers.

Ordering and Fulfillment.   Our website includes an ordering system that is
designed to be easy-to-use and that facilitates convenient purchasing of downloadable music. In order to maintain high customer satisfaction, we place an emphasis on website and download reliability. At any time during a visit to our website, a customer is able to click a "buy now" button to immediately place a song or album in their personal "shopping cart." The customer can then continue to shop on our website and add additional items if desired. New customers are prompted to register with us at the time of purchase and to enter their email addresses and passwords. Customers then securely submit their credit card information online to purchase the music. The customers' email addresses and passwords are used to identify them in the future, eliminating the need to resubmit credit card and billing information for subsequent orders.

Audio Encoding and Delivery.   We use a variety of audio compression
technologies for our audio samples and downloads, tailoring them to specific applications. We currently use the mp3 format for digital distribution of our downloadable music. In light of current user patterns, we use RealNetworks' popular RealAudio format for delivering real-time streaming 30-second audio previews and feature-length web broadcasts. Mp3 is also used for real-time preview samples. We are exploring other download formats and plan to adjust the format of our content to stay current with industry trends and customer preferences. We may need to obtain a third party license to use a newly adopted format.

Infrastructure.   Our hardware and software are built upon a distributed
transaction processing model which allows software to be distributed among multiple parallel servers. Web servers are deployed in large numbers on inexpensive Intel platforms, managed by Cisco load-balancing technology, and served by Solaris database servers. Our servers are currently based in an AboveNet Communications co-location facility in San Jose, California. Our architecture allows us to scale by either adding new servers or increasing the capacity of existing servers while maintaining both user performance and cost per transaction. The system's template technology and modular database design allows the addition or replacement of server-based applications such as multimedia formats and delivery systems, and search and retrieval engines. This architecture also enables low-cost, rapid deployment of additional websites that integrate with our existing sites.


Competition

The market for the online promotion and distribution of music and music-related products and services is new, highly competitive and rapidly changing. The number of websites on the Internet competing for the attention and spending of consumers and advertisers has increased, and we expect it to continue to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenues, both on Internet websites and in more traditional media, is intense. Currently, there are more than one hundred music retailing websites on the Internet. We face competitive pressures from numerous actual and potential competitors, including:

     . providers of online music content such as MP3.com, MusicMaker.com and various private companies;

     . providers of music news and community such as Launch Media, Inc., Tunes.com and various private companies;

     . companies offering mp3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation and RealNetworks, Inc. Certain of these companies also offer customers the ability to download music from their websites;

     . online destination sites with greater resources than us such as online music retailers like Amazon.com, Inc. and CDNow Inc. and online "portals" like America Online, Excite and Yahoo!; and

     . traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG, EMI Music, a unit of EMI Group plc, Sony Music Entertainment, a unit of Sony Corporation, Warner Music Group, a unit of Time Warner Inc., and Universal Music Group, a unit of the Seagram Company Ltd. Certain of these companies have recently entered the online commercial community and are currently backing the SDMI security format.

Certain companies have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, it was recently announced that Time Warner and Sony's Columbia House unit will merge with CDNow. In May 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities. Sony has announced that it will make its music content downloadable from the Internet using Microsoft's multimedia software. In addition, Universal Music Group and BMG Entertainment have announced a joint venture to form an online music store.

We believe that we compete primarily on the bases of:

     . the quality and variety of our digital content, including access to known artists;

     . the price of the downloaded content;

     . the ease of use and consumer acceptance of the compression system;

     . the ability to effectively promote brand equity; and

     . the ease of use and speed of our website.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages to us, including:

     . longer operating histories;

     . significantly greater financial, technical and marketing resources;

     . greater brand name recognition;

     . larger existing customer bases; and

     . more popular content or artists.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than we can. Websites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our website traffic levels, purchase inquiries and number of click-throughs on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.


Intellectual Property

Our success and ability to compete are substantially dependent on our internally developed technology. We pursue the registration of our trademarks in the United States and internationally. We currently hold a registered trademark from the United States Patent & Trademark Office for "EMusic." While we rely on trademark, service mark, copyright and trade secrets laws and restrictions in the United States and other jurisdictions, together with contractual restrictions, to protect our proprietary rights, such trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which we distribute or make available our musical content and technology through the Internet. Although we believe that the use of material on our websites is protected under current provisions of copyright law, legal rights to certain aspects of Internet content and commerce are not clearly settled. We may not be able to maintain rights to information, including webcasting of popular sound recordings, downloadable music samples, and artist, entertainment and other information. The failure to be able to offer such information would harm our business.

While we have generally entered into confidentiality or license agreements with our employees, consultants, and corporate partners in order to limit access to and distribution and disclosure of our proprietary information, we cannot assure you that the steps we have taken will adequately protect or prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Policing unauthorized use is difficult.

There are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material notices that we are infringing the intellectual property rights of others. However, there can be no assurance that such infringement claims will not be asserted by third parties in the future. Any such claims could result in litigation subjecting us to significant liability for damages, or in invalidation of our proprietary rights. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources, or require us to enter into royalty or licensing agreements.


Employees

As of September 15, 1999, we had 68 full-time employees, including 36 in content acquisition and marketing, 14 in engineering and product development, 10 in finance and operations and 8 in other administrative functions. Our future success depends, in significant part, upon the continued service of our key technical, editorial, product development, and senior management personnel and on our ability to attract and retain highly qualified technical and management personnel, for whom competition is intense. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. Our relations with our employees are good.

Item 2. Properties.

Our corporate headquarters are located in approximately 20,000 square feet in Redwood City, California occupied under a lease expiring in April 2004. We believe that our existing facilities will be adequate for the foreseeable future, and that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol "EMUS." Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low bid quotations for the common stock for the fiscal years ending June 30, 1999 and 2000 and the portion of the fiscal year ended June 30, 1998 for which our common stock was traded.

                                                              High        Low
                                                            --------    ---------
  Fiscal Year Ended June 30, 1998
     Fourth Quarter (after May 12, 1998)................      $ 6.50       $ 5.00
  Fiscal Year Ended June 30, 1999
     First Quarter......................................      $ 8.00       $ 5.88
     Second Quarter.....................................        7.50         5.00

     Third Quarter......................................     23.88         7.00
     Fourth Quarter.....................................     29.13        13.63
  Fiscal Year Ending June 30, 2000
     First Quarter (through September 23, 1999).........    $26.19       $11.56

  At June 30, 1999, there were approximately 138 stockholders of record of the Company's common stock. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Item 6. Selected Consolidated Financial Data.

This section presents our selected historical financial data. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements.

The statement of operations data for the year ended June 30, 1999 and periods from our inception on January 8, 1998 to June 30, 1998 and 1999, and the balance sheet data at June 30, 1998 and 1999, are derived from our audited financial statements, which are included elsewhere in this prospectus. Historical results are not necessarily indicative of future results. We have paid no cash dividends on our common stock.

                                                                                  January 8, 1998                   January 8, 1998
                                                                                   (inception) to     Year ended     (inception) to
                                                                                   June 30, 1998    June 30, 1999    June 30, 1999
                                                                                  ----------------  --------------  ----------------
                                                                                    (in thousands, except share and per share data)
Statement of Operation Data:
Revenues........................................................................      $        --     $        92       $        92
                                                                                      -----------     -----------       -----------
Cost of revenues................................................................                               27                27
Gross loss......................................................................               --              65                65
Operating expenses:.............................................................
  Product development...........................................................              961          11,690            12,651
  Selling and marketing.........................................................               --             556               556
  General and administrative....................................................              219           1,599             1,818
  Amortization of trade names...................................................               --           1,682             1,682
                                                                                      -----------     -----------       -----------
    Total operating expenses....................................................            1,180          15,527            16,707
                                                                                      -----------     -----------       -----------
Operating loss..................................................................           (1,180)        (15,462)          (16,642)
Interest income.................................................................               --             359               359
Interest expense................................................................               --             (37)              (37)
                                                                                      -----------     -----------       -----------
Net loss........................................................................      $    (1,180)    $   (15,140)      $   (16,320)
                                                                                      -----------     -----------       -----------
Accretion of Series A and B preferred to redemption value.......................               --            (247)             (247)
Beneficial conversion charge, Series A and B preferred stock....................               --         (31,721)          (31,721)
Dividend on Series B preferred stock............................................               --            (569)             (569)
                                                                                      -----------     -----------       -----------
Net loss applicable to common shares............................................      $    (1,180)    $   (47,677)      $   (48,857)
                                                                                      ===========     ===========       ===========
Net loss per common share--basic and diluted....................................      $     (0.12)    $     (3.52)      $     (4.87)
                                                                                      ===========     ===========       ===========
Weighted average common shares outstanding--basic and diluted...................       10,234,055      13,563,606        10,027,231
                                                                                      ===========     ===========       ===========
Pro forma net loss per common share.............................................                      $     (0.95)      $     (1.39)
                                                                                                      ===========       ===========
Weighted average common shares outstanding used in computing pro forma basic
 and diluted net loss per share.................................................                       16,731,464        12,299,002
                                                                                                       ==========        ==========

                                                                                                                    June 30, 1999
                                                                                      June 30, 1998  June 30, 1999    Pro Forma
                                                                                      -------------  -------------  -------------
Balance Sheet Data:
Cash and cash equivalents.......................................................            $   510      $  19,002      $  18,433
Working capital.................................................................                396         16,593         16,025
Total assets....................................................................                582         54,221         53,652
Redeemable convertible preferred stock..........................................                 --         32,550             --
Total stockholders' equity......................................................                447         18,987         50,968

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of the development of the market for downloadable music, our ability to obtain content for sale as downloadable music, and announcements and actions by our existing and future competitors, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. You should read this discussion together with the financial statements and other financial information included in this Form 10-K.


Quarterly Results of Operations

We were incorporated on January 8, 1998 and are a development stage company. Through June 30, 1999, we incurred costs to organize and develop an Internet website to conduct our business. We began selling musical recordings over the Internet in July 1998 and began our first significant selling and marketing initiatives in the quarter ended June 30, 1999. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

     . the demand for downloadable music content and Internet advertising;

     . the addition or loss of advertisers;

     . the level of traffic on our Internet sites;

     . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

     . the introduction of new sites and services by us or our competitors;

     . seasonal trends in Internet use, purchases of downloadable music and advertising placements;

     . price competition or pricing changes in the industry;

     . technical difficulties or system downtime; and

     . general economic conditions and economic conditions specific to the Internet.

Because of our limited history, we believe that period-to-period comparisons of our operations are not meaningful. Accordingly, we have not included comparisons in the discussions set forth below.

The following table shows for the periods presented the dollar amounts of selected line items from our unaudited statements of operations. Because the revenues are limited, expenses stated as a percentage of revenue are not meaningful.

                                                                               Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                            June 30,           Sept. 30,           Dec. 31,          March 31,          June 30,
                                              1998               1998                1998               1999              1999
                                        -----------------  ----------------   -----------------   ---------------   ---------------
                                                              (in thousands, except share and per share data)
Revenues  ...........................        $        --        $        12         $         8       $        21       $        51
Cost of revenues  ...................                 --                 --                   4                 9                14
                                        ----------------   ----------------   -----------------   ---------------   ---------------
Gross profit  .......................                 --                 12                   4                12                37
Operating expenses:
 Product development  ...............                919                667                 925             1,654             8,444
 Selling and marketing  .............                 --                 --                  --                --               556
 General and administrative  ........                172                197                 205               314               883
 Amortization of trade names  .......                 --                 --                  --               334             1,348
                                        ----------------   ----------------   -----------------   ---------------   ---------------
  Total operating expenses  .........              1,091                864               1,130             2,302            11,231
                                        ----------------   ----------------   -----------------   ---------------   ---------------
Loss from operations  ...............             (1,091)              (852)             (1,126)           (2,290)          (11,194
Interest income, net  ...............                 --                  3                   1                 1               317
                                        ----------------   ----------------   -----------------   ---------------   ---------------
Net loss  ...........................        $    (1,091)       $      (849)        $    (1,125)      $    (2,289)      $    10,877
Accretion of Series A preferred stock
 redemption value  ..................                 --                 --                 (25)               --                --
Beneficial conversion charge, Series
 preferred stock  ...................                 --                 --                (144)               --                --
Accretion of B preferred stock to
 redemption value  ..................                 --                 --                  --                (8)             (214
Beneficial conversion charge, Series
 preferred stock  ...................                 --                 --                  --           (31,577)               --
Dividend on Series B preferred stock.                 --                 --                  --               (40)             (529
                                        ----------------   ----------------   -----------------   ---------------   ---------------
Net loss applicable to common
 Stockholders  ......................        $    (1,091)      $      (849)        $     (1,294)      $   (33,914)      $   (11,620)
                                        ================   ===============    =================   ===============   ===============

Net loss per common share, basic and
 diluted  ...........................        $     (0.08)      $      (0.06)       $      (0.09)      $     (2.31)      $     (1.02)
                                        ================   ================   =================   ===============   ===============

Weighted average common shares
 outstanding, basic and diluted  ....         12,847,724         14,591,336          14,581,212        14,674,372        11,437,948
                                        ================   ================   =================   ===============   ===============


Net Revenues

We are a development stage company. We earned no revenue from inception through June 30, 1998. For the year ended June 30, 1999, our revenues totaled $92,000. Our revenues to date have been comprised of advertising and sales of physical merchandise and downloadable music recordings. In the future, we expect sales of merchandise to be limited.

Cost of Revenues

Cost of revenues for the year ended June 30, 1999 include the cost of merchandise sold, credit card processing fees, royalties and other costs related to downloadable music revenues. Costs related to physical merchandise exceeded related revenues during this period. We believe that the sale of physical merchandise will become an increasingly smaller portion of our future sales. As sales of physical merchandise become a lower portion of our revenues, we expect that our gross margins will improve.


Product Development Expenses

We began our development efforts in February 1998. Product development expenses principally consist of:

    . website development, including software engineering, audio production and graphic design;

    .  telecommunications charges;

    . salaries, rent, depreciation and other expenses related to building our music distribution business; and

    .  amortization of music content.

Product development expenses were $11,690,000 for the year ended June 30, 1999, compared to $961,000 for the year ended June 30, 1998. They were $12,651,000 from inception through June 30, 1999. These changes reflect the increase in our product development efforts, particularly in software engineering, graphic design and development of the infrastructure required to deliver downloadable music to customers.

Included in the amount above is an expense relating to the fair value of fully-vested options to advisors to purchase up to 666,000 shares of common stock at exercise prices ranging from $5.75 to $13.625 per share. We also issued warrants to individuals operating in the music industry to purchase up to 1,388,300 common shares at exercise prices ranging from $7.10 to $13.625 per share. All of these options and warrants were issued at the closing market price on the date of issue. Using the Black Scholes model, we estimated the total fair value of these options to be $2,379,000 and the warrants to be $5,682,000. We charged the combined total of $8,061,000 to product development expense in 1999. During the period January 8, 1998 (inception) to June 30, 1999 we recorded $752,000 in respect of the fair value of 280,000 options granted to advisors.

Although we can not predict the timing or amounts, we expect to continue to issue options and warrants to advisors in the future and to record significant charges as a result.


Selling and Marketing Expenses

We incurred no significant selling and marketing costs from inception through March 31, 1999. Commencing with the launch of our EMusic brand in the quarter ended June 30, 1999, we began an extensive selling and marketing campaign. As a result, selling and marketing expenses for the quarter and year ended June 30, 1999 were $556,000. We also expect to enter into various strategic alliances, begin other targeted advertising and direct promotion campaigns, attend trade shows and begin other activities to attract new customers. As a result, we expect to incur significant sales and marketing expenses in future periods.


General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, insurance, and depreciation. We have incurred costs of $1,818,000 from inception through June 30, 1999, related to general and administrative expenses. Of these costs, $1,599,000 was incurred in the year ended June 30, 1999. In April 1999, we moved our headquarters to new facilities located in Redwood City, California, resulting in an increase in rent and facilities related expenses of approximately $200,000 per quarter. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business.


Amortization of Trade Names

During 1999 we purchased the "EMusic" and "IUMA" trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over three-year lives, resulting in an amortization expense of $1,682,000 in the year ended June 1999. Future amortization related to these trade names will be:

                        Year  ending                          Amortization
                          June 30,                               Expense
                        ------------                          ------------
                             2000                             $ 9,132,000
                             2001                               9,132,000
                             2002                               6,416,000


Liquidity and Capital Resources

We had a cash balance of $19,002,000 at June 30, 1999. For the period from inception through June 30, 1999, net cash of $5,297,000 was used for operating activities consisting of net losses of $16,320,000, substantially offset by:

    . non-cash expense of $3,131,000 associated with stock and stock options granted to advisors;

    . non-cash expense of $5,682,000 associated with warrants granted to advisors; and

    . non-cash expense of $1,682,000 associated with amortization of trade names.

Additionally, we purchased approximately $1,128,000 in capital equipment from inception through June 30, 1999. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

In October 1998, we raised proceeds of approximately $500,000 through the sale of 500 shares of Series A preferred stock and warrants to purchase 100,000 shares of the our common stock. The Series A shares were subsequently converted into shares of Series B preferred stock.

During the period from December 1998 through March 1999, we received loans in the form of convertible notes payable totaling $1,743,000. The notes, which bore interest at 10% per annum and were to mature on March 31, 1999, represented bridge loans in advance of the Series B preferred stock financing. All outstanding principal and accrued interest due under these notes converted into an aggregate of 7,109 shares of Series B preferred stock upon the closing of the Series B financing.

On March 23, 1999, we completed a private placement of approximately 117,570 shares of Series B convertible preferred stock, which includes the conversion of outstanding convertible notes and Series A shares into Series B shares. Total proceeds, including proceeds from the convertible notes, were $31,577,000, net of issuance costs of approximately $2,724,000, of which approximately $100,000 remained in accrued liabilities at June 30, 1999. The Series B preferred stock was convertible at anytime at the option of the holders into 11,757,000 shares of our common stock. As a result of the beneficial conversion feature given to the holders of the Series B preferred stock, we recorded a charge, limited to the net proceeds received, in the quarter ended March 31, 1999.

In April 1999, we entered into a five-year lease agreement for new office space. Under the terms of the agreement, we will make minimum monthly lease payments of approximately $67,000 for a period of 60 months beginning in April 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

Since inception, we have experienced significant losses and negative cash flows from operations. We believe that our existing capital resources will be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.


Year 2000 Readiness

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 1999. As a result, as we transition from the 20th century to the 21st century, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the year 2000 issue.

State of Readiness.   Although we have not conducted a formal audit internally
or by any third party, based on our current assessment, we believe our internal systems are year 2000 compliant. We are currently conducting additional reviews of our internal management information and other computer systems to identify any year 2000 problems, and have begun to communicate with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their year 2000 readiness. We have not completed our year 2000 investigation and overall compliance initiative.

Costs.   To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts, except for compensation expenses associated with our salaried employees who have devoted some of their time to our year 2000 assessment. We do not expect the total cost of year 2000 problems to be material to our business. However, during the months prior to the century change, we will continue to evaluate new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are year 2000 compliant. Despite our current assessment, we may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could substantially harm our business. We currently have no contingency plans to address the risks associated with unremediated year 2000 problems.

Risks.   We are not currently aware of any year 2000 readiness problems relating to our internally-developed proprietary systems that would substantially harm our business. We may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our material systems may need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could substantially harm our business. Moreover, our failure to adequately address year 2000 readiness issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be year 2000 ready. The failure by these entities to be year 2000 ready could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing websites.

In particular, we rely on Card Service International for credit card processing and AboveNet Communications for website hosting. We have not yet received any written assurance from Card Service or AboveNet as to their readiness for year 2000 issues. Because we have not received written assurance, we have assumed that Card

Service and AboveNet may not be ready for the year 2000 before January 1, 2000, and that their credit card processing and website hosting capabilities could fail at that time. Based on this assumption, we believe such failures would be the most reasonably likely worst case year 2000 scenarios. If the Card Service services fail, we would seek to complete credit card transaction manually using temporary staff. If Card Service were unable to restore service promptly, we believe switching to another financial institution for automated credit card processing would require approximately 15 days. If the AboveNet services fail, we would not be able to operate our business until AboveNet restored its service or until we were able to obtain another web hosting arrangement. We believe that it would require approximately three days to establish a new web hosting arrangement.

Contingency Plan.   As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. The responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans we adopt.


Recent Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1 or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. We are currently evaluating the impact of SOP 98-1 on our financial statements and related disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We believe the adoption of SOP 98-5 will not have a material impact on our results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.


Factors That May Affect Our Results


Investing in our common stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-K before deciding to invest in our stock.


We have a new and unproven business model and it may not generate sufficient revenue for our business to survive or be successful.

Our model for conducting business and generating revenues is new and unproven and if it fails to develop as we plan, our business may not succeed. Our business model depends upon our ability to generate revenue streams from multiple sources through our website, including:

    .  online sales of downloadable music;

    .  website advertising fees from third parties;

    .  licensing of musical recordings for use by others; and

    .  online sales of music-related merchandise.

It is uncertain whether a music-based website such as ours, that relies on attracting people to purchase and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. This business model may not succeed or it may not be sustainable as our business grows.

In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our website frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We may not be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our website frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.


We are competing in a new market that may not develop sufficiently to support our business.

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services are subject to a high degree of uncertainty and risk. We are attempting to capitalize on a talent pool of artists underserved by the traditional recording industry. Consumers may not continue to be interested in listening to, or purchasing music from, these artists. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, we may not generate sufficient revenues to become profitable.

The future popularity of downloadable music will depend on consumer acceptance of downloading music generally. We believe that consumer acceptance is, in part, dependent on the availability of portable devices to store and play this music. To the extent that devices are not available at affordable prices, or consumer acceptance or distribution of these portable devices is delayed, our potential market, and thus our ability to increase our revenues, may be reduced.


We have a limited operating history that makes an evaluation of our business difficult.

We were incorporated in January 1998. During 1998, our operating activities consisted largely of developing the infrastructure necessary to download music on the Internet. Our limited operating history makes it difficult to evaluate our current business and prospects. As a result of our limited operating history, we do not have meaningful historical financial data upon which to forecast quarterly revenues and results of operations. Before investing in us, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development.


We have incurred substantial losses to date and we expect net losses in the future.

From inception through June 30, 1999, we had a deficit accumulated during the development stage of $48.8 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long-term success that we continue to develop "EMusic" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

Our quarterly revenues and operating results are subject to fluctuation which may result in volatility or a decline in the price of our stock.

We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of future performance. Our quarterly operating results are likely to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

    .  the demand for downloadable music content and Internet advertising;

    .  the addition or loss of advertisers;

    .  the level of traffic on our Internet sites;

    . amount and timing of capital expenditures and other costs relating to the expansion of our operations;

    .  the introduction of new sites and services by us or our competitors;

    . seasonal trends in Internet use, purchases of downloadable music, and advertising placements;

    .  price competition or pricing changes in the industry;

    .  technical difficulties or system downtime; and

    . general economic conditions, and economic conditions specific to the Internet and Internet media.

In addition, while our revenues may vary significantly, a portion of our expenses are fixed. As a result, any decrease in revenues will not be accompanied by a decrease in our fixed operating expenses and our operating results will suffer. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Because of these and other factors it is likely that our operating results will fall below expectations in some future quarter and the trading price of our stock may drop.


Shares eligible for future sale in the open market may depress our stock price.

As of September 29, 1999, there were approximately 34,000,000 shares of common stock outstanding, of which approximately 10,000,000 were tradable without restriction under the Securities Act and approximately 11,000,000 were tradable under Rule 144. We are filing a registration statement relating to the resale of approximately 13,000,000 shares, following the effectiveness of which, we expect that substantially all of our remaining outstanding stock will be tradable, including shares tradable under Rule 144.


Our stock price has been and may continue to be volatile.

Our common stock is currently traded on the Nasdaq National Market under the ticker symbol "EMUS." Our stock is held by a limited number of investors and there can be no assurance that an active trading market will be sustained in the future. In addition to fluctuations in our operating results, the following factors could cause the price of our securities to be volatile:

    .  development of the downloadable music market;

    .  technological innovations;

    .  new products;

    . acquisitions or strategic alliances entered into by us or our competitors;

    .  failure to meet securities analysts' expectations;

    .  government regulatory action;

    .  patent or proprietary rights developments; and

    .  market conditions for internet and technology stocks in general.


If our brand name is not accepted, our ability to attract content and customers to our website will be harmed.

During the quarter ended June 30, 1999, we began to operate under the name EMusic.com Inc. and launched a marketing campaign to establish the brand name "EMusic." We believe that establishing and maintaining the EMusic brand is a critical aspect of our efforts to attract and expand our Internet audience and acquire new content and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. We intend to incur significant expenses in our brand building efforts. If these efforts do not generate increased revenues our operating results will suffer. If we are unable to provide high quality content or otherwise fail to promote and maintain our brand, our business will be harmed.


If we are unable to maintain or expand our contracts for music content, or if the content we license does not sell, our popularity and business may suffer.

We believe that a primary draw to our website is the ability to access music from known artists and independent record labels. Currently, we have exclusive multi-year contracts for much of our music library. However, if we are unable to sign contracts for new content, or if we are unable to extend the terms of existing contracts as they expire, our website may fail to attract new, or retain existing, customers which would harm our business.

For much of the content we license, we pay advances against future royalties which will be owed on sale of the content. If the content we license does not sell in sufficient quantities, we may not be able to recover all or part of the advances we have paid and our business could be harmed.


We rely on a third party for the hosting of our website and if this hosting service becomes unavailable, our customers will not be able to access our website.

We currently rely on a third party which hosts our website at a single location in San Jose, California. We currently do not maintain a redundant website. If for any reason our current website hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our website until these services are restored or until we are able to make arrangements with an alternate provider.


If we fail to adequately manage our growth, we may not be successful as we may miss market opportunities.

We expect the scope of our operations and the number of our employees to grow rapidly. In particular, we intend to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could increase our employee headcount and business activity. We expect our rapid growth to continue to place significant stress on our technology, operations, management and employee base. Any failure to successfully address the needs of our growing enterprise would harm our business.


Our technology systems must be expanded and enhanced for our business to grow.

In order to support a growing business, we will need to continue to enhance and expand the technology infrastructure which supports our business. We have recently begun a conversion of our central database to a new database based upon technology licensed from Oracle Corporation and we expect to implement a new accounting system in the first half of calendar year 2000. As our business continues to grow, we will need to add additional servers and other hardware and software systems as well as additional sites for website hosting. If we fail to successfully implement these new and enhanced systems, our operations could be disrupted, we may become less competitive, our revenues could be reduced and we may need to incur additional costs to address these issues.


We may have difficulty executing acquisitions and integrating the acquired companies into our business.

Our business strategy includes entering into strategic alliances and acquiring complementary businesses, technologies, content or products. In January 1999, we completed the acquisition of Creative Fulfillment, Inc. and in June 1999, we completed the acquisition of Internet Underground Music Archive. These and any other future acquisitions involve risks commonly encountered in acquisitions of companies, including:

    .  exposure to unknown liabilities of acquired companies;

    . incurring acquisition costs and expenses in excess of what we anticipated;

    . the occurrence of fluctuations in our quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses or technologies;

    . experiencing difficulties and expenses in assimilating the operations and personnel of the acquired businesses;

    . disruption of our ongoing business and diversion of our management's time and attention;

    . a possible inability to integrate successfully or to complete the development and application of acquired technology and a possible failure to achieve the anticipated financial, operating, and strategic benefits from these acquisitions;

    . experiencing difficulties in establishing and maintaining uniform standards, controls, procedures, and policies;

    . impairment of our relationships with key employees and customers of acquired businesses or the loss of these key employees and customers as a result of changes in management and ownership of the acquired businesses; and

    . acquisitions using the purchase method of accounting, which may result in goodwill, creating amortization charges in future periods.

In addition, our shareholders may be diluted if the consideration for future acquisitions consists of equity securities. We may not overcome these risks or any other problems encountered in connection with acquisitions. If we are unsuccessful in doing so, our business could be harmed.


We expect competition to increase significantly in the future and we may not be able to compete successfully.

The market for the online promotion and distribution of music and music-related products and services is new, highly competitive and rapidly changing. The number of websites on the Internet competing for the attention and spending of consumers, users and advertisers has increased, and we expect it to continue to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenues, both on Internet websites and in more traditional media, is intense. Currently, there are more than one hundred music retailing websites on the Internet. We face competitive pressures from numerous actual and potential competitors.

Certain companies have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, it was recently announced that Time Warner and Sony's Columbia House unit will merge with CDNow. In May 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities. Sony has announced that it will make its music content downloadable from the Internet using Microsoft's multimedia software. In addition, Universal Music Group and

BMG Entertainment have announced a joint venture to form an online music store.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

    .  longer operating histories;

    .  significantly greater financial, technical and marketing resources;

    .  greater brand name recognition;

    .  larger existing customer bases; and

    .  more popular content or artists.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to the development, promotion, and sale of their products or services than we can. Websites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our website traffic levels, purchase inquiries and number of click-throughs on our online advertisement. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business. For additional information regarding competition, see "Business--Competition."


We may need to obtain additional funds to execute our business plan and if we are unable to obtain such funds, we will not be able to expand our business as planned.

We believe that our existing capital will be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. Further, we may need to raise additional funds in order to:

    .  finance unanticipated working capital requirements;

    .  develop or enhance existing services or products;

    .  fund distribution relationships;

    .  advertise to build global brand recognition;

    .  respond to competitive pressures; or

    .  acquire complementary businesses, technologies, content or products.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.


Our business is dependent on the continued development and maintenance of the Internet and the availability of increased bandwidth to consumers.

The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term.

The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music file formats, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and slower access to our website. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take approximately seven minutes to download over a conventional 56 kbps modem compared to less than one minute over an xDSL or cable modem.

The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the "year 2000" problem. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.


We must maintain and establish strategic alliances to increase our customer base and enhance our business.

In an attempt to increase our customer base and traffic on our website, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media, hardware device and Internet-related companies such as: Creative Labs, RealNetworks and Centraal. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their obligations as agreed upon. Such agreements also may not be specifically enforceable by us. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice. The termination or impairment of these strategic alliances could reduce our ability to attract new customers.


Our success depends on our retention of key personnel.

Our performance is substantially dependent on the services of Robert H. Kohn, our chairman, and Gene Hoffman, Jr., our chief executive officer, as well as on our ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience in the Internet and music entertainment industries. The loss of the services of any of our officers or senior managers could harm our business.

We may not be able to hire and retain a sufficient number of qualified employees to grow our business as planned.

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. A large percentage of our employees have joined us in 1999 and we expect that our rate of hiring will continue at a very rapid pace. To manage the expected growth of our operations, we will need to integrate these employees into our business. Our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services, and could harm our business. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims in the future as we seek to hire qualified personnel and those claims may result in material litigation involving EMusic. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.


Security concerns regarding credit card or other confidential information transmitted over the web could limit our growth and subject us to liability.

A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information over public networks. Internet usage may not increase at the rate we expect unless some of these concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Protections against security breaches may not be available at a reasonable price or at all. If a third party were able to circumvent our security measures and misappropriate our users' personal information, it may cause interruptions to our retail website operation, damage our reputation or subject us to claims by users. Any compromise of confidential data during transmission over the Internet may harm our business.


Any failure of our internal security measures could cause us to lose customers and subject us to liability.

Our business is dependent on maintaining a database of confidential user information, including credit card numbers. If the security measures that we use to protect personal information are ineffective, we may lose customers and our business would be harmed. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether new technological developments could allow these security measures to be circumvented.

In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches and we may not be able to prevent all security breaches.


Our intellectual property protection may be inadequate, and any loss or reduction in intellectual property protection may harm our business.

Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts to protect our intellectual property could be inadequate. Use of the "EMusic" name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, Sightsound.com, Inc. has asserted that many online music providers, including EMusic, violate patent rights that it allegedly owns covering the sale of music over the Internet through digital downloads. If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using intellectual property that we depend on to operate our business. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.


Government regulation may require us to change the way we do business.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations applicable to our business, including those relating to the Internet and copyright matters, our business could be harmed.


We may have liability for content on our website and liability for other materials which we distribute.

We may be liable to third parties for content on our website and any other materials we distribute if:

    . the music, text, graphics or other content on our website violates their copyright, trademark, or other intellectual property rights;

    . our artists or labels violate their contractual obligations to others by providing content on our website; or

    . content we distribute is deemed obscene, defamatory or excessively violent.

We may also be subject to these types of liability for content that is accessible from our website through links to other websites.

Liability or alleged liability for content or other materials could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to significant awards of damages, fines and costs and could divert management's attention away from our business. In particular, in addition to civil damages, liability for violations of copyright law currently can result in penalties of up to $10,000 per occurrence.


Imposition of sales and other taxes on e-commerce transactions may impair our ability to derive financial benefits from e-commerce.

Except for sales of tangible merchandise into certain states, we do not collect sales or other taxes on sales of our products through our websites. Although the Internet Tax Freedom Act precludes, for a period of three years ending January 2002, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, it could affect our cost of doing business.

Legislation limiting the ability of states to impose taxes on Internet based transactions has been proposed in the U.S. Congress. We cannot assure you that this legislation will ultimately become law or that the tax moratorium in the final version of this legislation will be ongoing. Failure to enact or renew this legislation, if enacted, could allow various states to impose taxes on Internet-based commerce, which could harm our business.


We may have difficulty expanding into international markets which could limit the growth of our business.

Our future growth and success will depend in part on our ability to generate international sales. There can be no assurance, however, that we will be successful in generating international sales of our products. Sales to customers in certain international countries may be subject to a number of risks, including: currency exchange rate risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through an international country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect our offerings and intellectual property rights to the same extent as the laws of the United States. If we fail to compete successfully or to expand the distribution of our offerings in international markets the growth of our business could be limited.


Development of new standards for the electronic delivery of music may threaten our business.

We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of EMusic as a company. For example, some of the major recording studios have recently announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative and have announced their intention to make this delivery method available by the end of 1999. If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed.


Mp3 technology is controversial within certain segments of the traditional music industry and we may face continued opposition to our use of mp3 which may slow market development and harm our business.

Certain segments of the traditional music industry have not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. We believe that our success is largely dependent upon the ease with which customers can download and play music. We may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and certain artists. The adoption of competing standards may slow the development of the market for downloadable music or result in increased costs of doing business which could harm our business.

If we, or third parties on which we rely, fail to achieve year 2000 compliance, our business could be harmed.

We may discover year 2000 compliance problems in our systems that will require substantial revision. We have not conducted a year 2000 audit and have relied only on our internal assessments of our year 2000 needs. Furthermore, we have not developed contingency plans to respond to potential year 2000 issues. If we unexpectedly experience failures related to the year 2000 problem or if we fail to fix or replace any affected systems on a timely basis, our business could be harmed. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control, as well as the general infrastructure of the Internet, may not be year 2000 compliant. Failure of third parties or of the general Internet infrastructure to be year 2000 compliant could prevent us from publishing our content, generating sales or collecting revenue, decrease the use of the Internet or prevent users from accessing our websites for a substantial period of time which could harm our business. For more information on our state of readiness, costs and rights associated with year 2000 issues, see "Management Discussion and Analysis of Financial Condition and Results of Operation--Year 2000 Readiness."


Our executive officers and directors control approximately 20% of our common stock and have power to influence significant corporate matters, which may delay, deter or prevent transactions that could benefit our stockholders.

Executive officers and directors, in the aggregate, beneficially own approximately 20% of our outstanding common stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of EMusic and may make some transactions more difficult or impossible without the support of these stockholders.


Anti-takeover provisions in our charter documents could negatively impact our stockholders.

Our Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock without need for stockholder approval. The board may also determine the economic and voting rights, of this preferred stock. The holders of our common stock could be adversely affected by the issuance of preferred stock. Issuance of preferred stock could impede or prevent transactions that would cause a change in control of our company. This might discourage bids for our common stock as a premium over the market price of our common stock and adversely affect the trading price of our common stock. We have no current plans to issue shares of preferred stock. In addition, other provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our data warehousing and web server systems are vulnerable to natural disasters, failure of third-party services and other unexpected problems.

Since our data warehousing, web server and network facilities are all located in California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event such as a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily could harm our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 1999. However, we are exposed to financial market risks, including changes in interest rates. All of our revenue and capital spending is transacted in U.S. dollars. Our investments portfolio comprises amounts invested in short term cash deposits and therefore we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.


The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

                                                     1999             Thereafter         Total
                                                 -----------        --------------    ------------
  Cash........................................   $19,002,000                 $  --    $ 19,002,000
    Weighted Average Interest Rate............          5.18%                   --
  Total Portfolio.............................   $19,002,000                 $  --    $ 19,002,000
                                                 ===========        ==============    ============

Item 8. Financial Statements and Supplementary Data.


Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data: See Part II, Item 7 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In June 1998, EMusic retained PricewaterhouseCoopers LLP as EMusic's independent accountants and dismissed Barry L. Friedman P.C., Atlantis Ventures Corporation's former accountants. The decision to change independent accountants was ratified by our board of directors. During the two most recent fiscal years audited by Barry Friedman through June 29, 1998, there were no disagreements with Barry Friedman regarding any matters with respect to accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused Barry Friedman to make reference to the subject matter of the disagreement in connection with this report. The former accountants reports for the years and periods audited by them are not part of our financial statements included in this prospectus. Such reports did not contain an adverse opinion or disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles. Prior to retaining PricewaterhouseCoopers LLP, we did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on our financial statements.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Executive Officers, Directors and Key Employees

Our current executive officers and directors as well as certain members of our senior management, and their ages and positions as of September 15, 1999 are as follows:

Name                                        Age                            Position(s)
- -----------------------------------------  -----  --------------------------------------------------------------
Robert H. Kohn *.........................     42  Chairman and Secretary
Gene Hoffman, Jr. *......................     24  President, Chief Executive Officer, and Director
Joseph H. Howell *.......................     47  Executive Vice President and Chief Financial Officer
Peter M. Astiz *.........................     41  Executive Vice President and General Counsel
James R. Chapman *.......................     32  Executive Vice President, Corporate Strategy
Gary Culpepper...........................     49  Executive Vice President, Business Affairs
Spencer Leyton...........................     51  Senior Vice President, Sales
Brian Brinkerhoff........................     36  Vice President, Content Acquisition
Steve Grady..............................     33  Vice President, Marketing
Peter Harter.............................     30  Vice President, Global Public Policy and Standards
Marv Su..................................     36  Vice President, Interactive Marketing
Brett A. Thomas..........................     29  Vice President, Technology
Tor Braham...............................     41  Director
Ralph Peer, II...........................     54  Director
Ed Rosenblatt............................     64  Director

- ------------------------
* Executive Officer

Robert H. Kohn, a co-founder of EMusic, has been Chairman of the Board and Secretary since January 1998.

From October 1996 to December 1997, Mr. Kohn was Vice President, Business Development and General Counsel of Pretty Good Privacy, Inc., a developer and marketer of Internet encryption and security software. From March 1987 to September 1996, he was Senior Vice President of Corporate Affairs, Secretary, and General Counsel of Borland International, Inc., a software company. Mr. Kohn also served as chief legal counsel for Ashton-Tate Corporation. Prior to Ashton-Tate, he was an attorney at the Beverly Hills law offices of Rudin & Richman, an entertainment law firm whose clients included Frank Sinatra, Liza Minelli, Cher and Warner Brothers Music. He was also Associate Editor of the Entertainment Law Reporter, for which he continues to serve as a member of the Advisory Board. A member of the California Bar Association, Mr. Kohn co-authored Kohn On Music Licensing, a treatise on music industry law for lawyers, music publishers, and songwriters. He graduated from Loyola Law School, Los Angeles and received a Bachelor of Arts degree in Business Administration from California State University at Northridge. Mr. Kohn is also an adjunct professor of law at Monterey College of Law, where he teaches Corporate Law.

Gene Hoffman, Jr., a co-founder of EMusic, has been President, Chief Executive Officer, and a Director since January 1998. From November 1996 to December 1997, Mr. Hoffman was Director of Business Development and Director of Interactive Marketing of Pretty Good Privacy. From October 1995 to November 1996, he was founder, director and Executive Vice President of PrivNet, Inc., an Internet privacy software company. From August 1993 to October 1995, Mr. Hoffman was a student at the University of North Carolina, Chapel Hill.

Joseph H. Howell joined EMusic in April 1998 as Executive Vice President and Chief Financial Officer. From January 1995 to April 1998, Mr. Howell was Senior Vice President and Chief Financial Officer of Merix Corporation, a manufacturer of multilayer printed circuit boards. From May 1988 to January 1995, Mr. Howell served as Vice President and Controller of Borland. He also served as Borland's acting Chief Financial Officer in 1994. Mr. Howell received a Bachelor of Arts degree in Political Science from the University of Michigan and a Masters of Science in Accounting from Eastern Michigan University.

Peter M. Astiz joined EMusic in July 1999 as Executive Vice President and General Counsel. From October 1996 to July 1999, Mr. Astiz was a partner of Gray Cary Ware & Freidenrich LLP, a law firm. From July 1989 until October 1996, Mr. Astiz was a partner of the law firm of Baker & McKenzie. Mr. Astiz received a Bachelor of Science degree in Business Administration from the University of California in 1979 and a J.D. from the University of San Francisco.

James R. Chapman joined EMusic in April 1999 as Executive Vice President, Corporate Strategy. From April 1997 to April 1999, Mr. Chapman was Director of the Global Private Capital Group at Warburg Dillon Read LLC (formerly UBS Securities LLC), a major investment bank. Prior to joining UBS Securities, from July 1995 to April 1997 Mr. Chapman was President and Founder of Ashley Capital Management, a private equity and advisory firm focused on principal investments in emerging growth companies located in the Pacific Northwest and Rocky Mountain States. From September 1994 to July 1995, Mr. Chapman was a partner of Jacobson Partners, a boutique merchant bank focused on middle market buyouts and direct equity investments. From May 1990 to September 1994, Mr. Chapman also worked as an associate in the technology and healthcare investment banking groups of Oppenheimer & Co. and PaineWebber Incorporated. Mr. Chapman received a Bachelor of Arts degree in Economics from Middlebury College.

Gary Culpepper joined EMusic in April 1998 as Executive Vice President, Business Affairs. From May 1995 to March 1998, Mr. Culpepper was in private law practice, specializing in music and entertainment transactions for recording artists, producers, and songwriters. From April 1994 to April 1995, Mr. Culpepper was Senior Counsel for Sony Pictures/Columbia/TriStar Home Video. Mr. Culpepper previously served as Vice President, Business Affairs/Music for Paramount Pictures Corporation, where he was responsible for the negotiation, structuring, and administration of all music-related rights for all film and soundtrack licensing agreements, budget planning, and financial analysis for all music-related deal-making activities. Prior to that, Mr. Culpepper was Director, Business Affairs for Capitol Records, Inc. He was also Senior Counsel for Casablanca Records & Filmworks, Assistant General Counsel for ABC Records, Inc., and Manager, A&R Administration for A&M Records. He is a member of the California Bar Association, graduated cum laude from University of California, Los Angeles, and received his law degree from Southwestern University.

Spencer Leyton joined EMusic in April 1999 as Vice President, Corporate Development, M&A and was appointed Senior Vice President, Sales, in August 1999. From 1997 until April 1999, Mr. Leyton worked as an independent business consultant. From 1995 through 1996, Mr. Leyton served as Vice President, Mergers & Acquisitions for Sybase, Inc., a software company. From 1989 through 1994, Mr. Leyton served as Senior Vice President, Business Development for Borland. Mr. Leyton received a Bachelors of Arts degree in geography from California State University, Hayward.

Brian Brinkerhoff joined EMusic in November 1998 as Vice President, Content Acquisition. From January 1995 to November 1998, Mr. Brinkerhoff was Head of Creative Music Publishing at the Walt Disney Company, a multinational entertainment company. From January 1992 to December 1994, he was a principal of Vis-a-Vis Entertainment Company, a music publishing company. From May 1989 to December 1991, Mr. Brinkerhoff was Product Manager, Kodak Interactive Systems, a developer and marketer of personal computer software. Mr. Brinkerhoff received a Bachelors of Arts degree in Economics from the University of California at Davis.

Steve Grady joined EMusic in June 1998 as Vice President, Corporate Communications and was promoted to Vice President, Marketing in January 1999. From July 1997 to May 1998, Mr. Grady was Director, Corporate Communications for Borland, where he was responsible for public relations and investor relations. From July 1996 to July 1997, he was Director, Marketing Communications for Infoseek Corporation. From 1992 to June 1995, he served as Director, Corporate Communications for Borland. Prior to Borland, Mr. Grady served in a variety of corporate communications and marketing positions with Ashton-Tate, TeraData, and Lotus Development. Mr. Grady received a Masters degree in Communications Studies from Emerson College and a Bachelor of Arts degree in Public Communications from Ashland University.

Peter Harter joined EMusic in March 1999 as Vice President, Global Public Policy and Standards. From November 1995 through March 1999, Mr. Harter was Global Public Policy Counsel for Netscape Communications Corp. From June 1994 through November 1995, Mr. Harter was Executive Director and General Counsel for the National Public Telecomputing Network (NPTN) in Cleveland, Ohio. Mr. Harter was a founder of the Internet Law and Policy Forum (ILPF), an ad-hoc body of over twenty companies from around the world focused on developing open draft legal standards for a variety of Internet law and policy matters. Mr. Harter received a Bachelor of Arts degree in Rhetoric & Government from Lehigh University and a J.D. from Villanova Law School.

Marv Su joined EMusic as Vice President, Interactive Marketing in February 1999. From January 1998 through January 1999, Mr. Su served as director of Small Business Internet Marketing and Community at Intuit, Inc., a software company. From February 1996 through December 1997, Mr. Su served as Senior Director of Advertising Operations at Infoseek. From August 1991 through February 1996, Mr. Su held various management and marketing positions at Apple Computer. He received a Bachelor of Science in Electrical Engineering from Stanford University and a Master of Science in Management from the M.I.T. Sloan School of Management.

Brett A. Thomas joined EMusic in April 1998 as Vice President, Technology. From November 1996 to January 1998, Mr. Thomas was Principal Engineer for Pretty Good Privacy, where he was responsible for the design and implementation of PGP 4.5 and 5.0 for Win32, PGP for Unix and its key server software. Previously, Mr. Thomas was a senior engineer for NCR, where he developed their check processing software. Prior to NCR, he wrote automated document processing programs for MCI, internal management software for an insurance company, and inventory control systems under contract to IBM. Since 1994, Mr. Thomas has been involved in the Linux software community, maintaining websites operating on Linux platform and making several modifications to the source code of the core of the Linux operating system.

Tor Braham, a Director since May 1999, is Managing Director and Head of the Technology Mergers & Acquisitions Department for Warburg Dillon Read. From February 1984 until November 1997, Mr. Braham was a partner of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Braham received a Bachelor of Science degree in English from Columbia University and a J.D. from the New York University Law School.

Ralph Peer, II, a Director since June 1998, is Chairman and Chief Executive Officer of peermusic, a global network of music publishing and production companies. In addition, Mr. Peer is Vice President and Director of the National Music Publishers' Association (U.S.A.) and the Harry Fox Agency. He is a lifetime director and past president of the Country Music Association and a publisher/director of ASCAP. Mr. Peer is also a director of Fox Agency International (Singapore) and a consultant to the board of the Mechanical Copyright Protection Society, U.K. He is a past president and a current director of the International Confederation of Music Publishers and in 1997 was elected "President d'Honneur" of the Confederation.

Ed Rosenblatt, became a Director in 1999. From 1994 until his retirement in 1999, Mr. Rosenblatt served as Chairman of Geffen Records. Mr. Rosenblatt helped found Geffen Records in 1980, and served as its President and Chief Operating Officer until 1994. Prior to Geffen Records, Mr. Rosenblatt served as Senior Vice President of sales and promotion for Warner Brothers Records. Mr. Rosenblatt received a degree in Applied Arts from Brooklyn College.

Board of Directors

The terms of the board of directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 1999; Class II, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class I directors are Robert Kohn and Tor Braham, the Class II directors are Gene Hoffman, Jr. and Ed Rosenblatt, and the Class III director is Ralph Peer. At each annual meeting of stockholders, the successors to directors whose term expires will be elected to serve a term of three years. This classification of directors may have the effect of delaying or preventing changes in our control. Our board of directors consists of five members. Our amended and restated bylaws provide that the authorized number of directors may be changed by resolution of the board of directors.

Executive officers are elected by the board of directors annually. There are no family relationships among any of our directors, officers or key executives.


Board Committees

We have established an Audit Committee and a Compensation Committee. The Audit Committee, which currently consists of Messrs. Braham, Peer and Rosenblatt, reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors. The Compensation Committee, which currently consists of Messrs. Braham, Peer and Rosenblatt, reviews and recommends to the Board of Directors the compensation and benefits of our executive officers, establishes and reviews general policies relating to our compensation and benefits and administers our stock plans.


Director Compensation

Directors do not receive cash compensation for their services as directors or members of committees of the board of directors, but are reimbursed for reasonable expenses incurred in attending meetings of the board. In May 1998, we granted Mr. Peer a fully-vested, nonqualified stock option to purchase 100,000 shares of our common stock at an exercise price of $5.00 per share. In June 1999, we granted Messrs. Braham and Rosenblatt fully-vested, nonqualified stock options to purchase 35,000 and 100,000 shares of our common stock, respectively, at an exercise price of $13.63 per share.


Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the board of directors.


Change of Control Arrangements and Employment Agreements

Pursuant to agreements with Messrs. Kohn and Hoffman, upon any acquisition of EMusic or if their employment is terminated other than for cause, the repurchase right in favor of EMusic which applies to certain unvested shares owned by them will terminate. Pursuant to agreements with Messrs. Howell, Astiz and Chapman, upon any acquisition of EMusic, all unvested stock options held by each will become vested in full. Further each executive officer is entitled to twelve months severance in the event their employment is terminated other than for cause.

Limitation of Liability and Indemnification

Section 145 of the Delaware General Corporation Law permits indemnification of officers, directors and other corporate agents under certain circumstances and subject to certain limitations. Our amended and restated certificate of incorporation and bylaws provide that we shall indemnify our directors, officers, employees and agents to the full extent permitted by Delaware General Corporation Law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. In addition, we intend to enter into separate indemnification agreements with our directors and officers which would require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service (other than liabilities arising from willful misconduct of a culpable nature). We also intend to continue to maintain director and officer liability insurance, if available on reasonable terms. These indemnification provisions and the indemnification agreements may be sufficiently broad to permit indemnification of our officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or other agents in which indemnification is being sought nor are we aware of any threatened litigation that may result in a claim for indemnification by any of our directors, officers, employees or other agents.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("ten percent holders"), to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Directors, executive officers, and ten percent holders are required by SEC regulations to furnish us with copies of all
     Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during the year ended June 30, 1999, all filing requirements under Section 16(a) applicable to our directors, executive officers and ten percent holders were met except that James Chapman failed to file a Form 3 on a timely basis when his status was changed to that of an executive officer, Such failure is in process of being corrected.

Item 11. Executive Compensation.

 Summary Compensation Information

The following table sets forth information concerning the compensation we paid for services rendered during the fiscal years ended June 30, 1998 and 1999 by our Chief Executive Officer:


                           Summary Compensation Table

                                                                                                      Long Term
                                                                                                     Compensation
                                                                Annual Compensation                     Awards
                                                      ---------------------------------------  -------------------------

                Name and                                                       Other Annual      Securities Underlying
Principal Position                           Year       Salary       Bonus     Compensation             Options
- ------------------                        ----------  -----------  ---------- --------------- -------------------------
Gene Hoffman, Jr., President and Chief          1999      $82,291          --              --            250,000
 Executive Officer......................        1998       31,250                                             --

- ---------------------------------

The stock option granted to Mr. Hoffman vests ratably over a four year term. No other executive officer received a total salary and bonus during fiscal year 1998 or 1999 in excess of $100,000.

 Option Grants

The following table provides information regarding stock option grants made during fiscal 1999 to Mr. Hoffman. Options may terminate before their expiration date upon the termination of optionee's status as an employee or upon the optionee's death or disability.

                       Option Grants in Fiscal Year 1999

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                         Number of      % of Total                                      Annual Rates of
                                         Securities       Options                                         Stock Price
                                         Underlying      Granted to          Exercise                   Appreciation for
                                          Options       Employees in         Price Per  Expiration       Option Term (2)
                                                                                                   ---------------------------
Name                                      Granted     Fiscal 1999(a)(1)       Share       Date          5%            10%
- ----                                    ------------  -----------------      --------  ----------  -----------     -----------
Gene Hoffman, Jr......................       250,000         5.9%             $13.63     6/10/09     $941,429      $2,080,312

- ----------------------------------
(1) Based on an aggregate of 4,216,000 shares subject to options granted in fiscal 1999.
(2) Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future common stock price.


 Option Exercises and Year-End Holdings

There were no option exercises by Mr. Hoffman during fiscal 1999. The following table sets forth information concerning unexercised options held as of June 30, 1999 by Mr. Hoffman.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                                       Number of Securities     Value of Unexercised
                                                            Underlying              In-the-Money
                                                           Unexercised               Options at
                                                        Options at 6/30/99            6/30/99
                                                      ---------------------          ---------
 Name                                                   Vested     Unvested     Vested      Unvested
- -----                                                 ----------  ----------  ---------    ----------

Gene Hoffman, Jr...............................               --     250,000       --       $1,750,000

We have not awarded stock appreciation rights to any employee of ours and we do not have any multi-year incentive plans.

Stock Plans

1998 Stock Option Plan.   Our 1998 stock option plan was approved by the board
of directors in March 1998 and was subsequently approved by our stockholders. The 1998 option plan provides for the grant to employees of incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, and for grants of nonstatutory stock options to employees, non-employee directors and consultants. Because non-employee directors are eligible to receive grants under the 1998 option plan, we have not adopted a separate plan which provides for the formula grant of stock options to non-employee directors.

The 1998 option plan is administered by the board of directors or a committee thereof. Subject to the provisions of the 1998 option plan, the board or committee has the authority to select the persons to whom options are granted and determine the terms of each option, including:

  .  the number of shares of common stock covered by the option;

  .  when the option becomes exercisable;

  . the per share option exercise price, which in the case of incentive stock options must be at least equal to the fair market value of a share of common stock on the grant date (or 110% of such fair market value for incentive stock options granted to 10% shareholders), and, in the case of nonstatutory stock options, must be at least 85% of the fair market value of a share of common stock on the grant date; and

  . the duration of the option (which may not exceed ten years, or, with respect to incentive stock options granted to 10% shareholders, five years).

Generally, options granted under the 1998 option plan become exercisable as the underlying shares vest. Options granted under the 1998 option plan generally vest over four years, although the board or committee may specify a different vesting schedule for a particular grant. Options granted under the 1998 option plan are non-transferable other than by will or the laws of descent and distribution.

In the event of a change in control of EMusic, the acquiring or successor corporation may assume or substitute for the outstanding options granted under the 1998 option plan. The outstanding options will terminate to the extent that such options are neither exercised nor assumed or substituted for by the acquiring or successor corporation.

As of July 15, 1999, six million shares are reserved for issuance under the 1998 option plan, 45,400 shares have been issued upon the exercise of options, options to purchase of a total of 2,946,750 shares at a weighted average exercise price of $3.52 per share were outstanding and 3,007,850 shares were available for future option grants.

1998 Nonstatutory Stock Option Plan. Our 1998 nonstatutory stock option plan was approved by the board of directors in December 1998. The nonstatutory plan provides for the grant of nonstatutory stock options to employees (who are not officers or directors) and consultants.

The nonstatutory plan is administered by the board of directors or a committee thereof. Subject to the provisions of the nonstatutory plan, the board or committee has the authority to select the persons to whom options are granted and determine the terms of each option, including:

  .  the number of shares of common stock covered by the option;

  .  when the option becomes exercisable;

  . the per share option exercise price, which must be at least equal to 85% of the fair market value of a share of common stock on the grant date; and

  .  the duration of the option (which may not exceed ten years).

Generally, options granted under the nonstatutory plan become exercisable as the underlying shares vest. Options granted under the nonstatutory plan generally vest over four years, although the board or committee may specify a different vesting schedule for a particular grant. Options granted under the nonstatutory plan are non-transferable other than by will or the laws of descent and distribution.

In the event of a change in control of EMusic, the acquiring or successor corporation may assume or substitute for the outstanding options granted under the nonstatutory plan. The outstanding options will terminate to the extent that such options are neither exercised nor assumed or substituted for by the acquiring or successor corporation.

As of July 15, 1999, five million shares are reserved for issuance under the nonstatutory plan, no shares have been issued upon the exercise of options, options to purchase of a total of 3,351,000 shares at a weighted average exercise price of $10.29 per share were outstanding and 1,649,000 shares were available for future option grants.

1999 Employee Stock Purchase Plan.   A total of 250,000 shares of common stock
have been reserved for issuance under our 1999 employee stock purchase plan, none of which have been issued as of September 29, 1999. The purchase plan, which is intended to qualify under section 423 of the Internal Revenue Code, is administered by the board or by a committee thereof. Our employees (including our officers and employee directors) and those of any of our subsidiaries designated by the board for participation in the purchase plan are eligible to participate in the purchase plan if they are customarily employed for more than 20 hours per week and more than five months per year. The purchase plan will be implemented by sequential offerings of approximately six months duration. We have not yet determined when the first offering period will commence. Shares will be purchased on the last day of each offering period. The board may change the dates or duration of one or more offerings, but no offering may exceed 27 months. The purchase plan permits eligible employees to purchase common stock through payroll deductions at a price no less than 85% of the lower of the fair market value of the common stock on (a) the first day of the offering, or (b) the purchase date. Participants generally may not purchase more than 1,000 shares in a six-month offering period or stock having a value (measured at the beginning of the offering) greater than $25,000 in any calendar year. In the event of certain changes in control of EMusic, the board may accelerate the purchase date of the then current offering period to a date prior to the change in control unless the acquiring or successor corporation assumes or replaces the purchase rights outstanding under the purchase plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership of our voting stock, including optioned shares, by:

  . each person or entity who is known by us to beneficially own more than 5% of our outstanding common stock;

  .  each of our directors and executive officers; and

  .  all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o EMusic.com Inc., 1991 Broadway, 2nd Floor, Redwood City, California 94063. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the table is based on shares of common stock outstanding as of September 27, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options that are presently exercisable or exercisable within sixty (60) days of September 27, 1999 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding such options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire our capital stock that are presently outstanding or granted in the future or reserved for future issuance under our stock plans, there will be further dilution to new public investors.

                                                 Number of Shares
                                                 of Common Stock
              Beneficial Owner(1)                     Owned         Percent(2)
              -------------------                ----------------  -----------
5% Stockholders
- ---------------
Citiventure 96 Partnership, L.P.
 c/o Invesco Private Capital
 1166 Avenue of the Americas, Suite 2700
 New York, NY 10036 (3)........................         3,333,400         9.7%
VantagePoint Venture Partners
 1001 Bayhill Drive, Suite 140
 San Bruno, CA 94066 (4).......................         1,686,500         4.9%

Directors and Executive Officers
- --------------------------------
Robert H. Kohn.................................         2,881,700         8.3%
Gene Hoffman, Jr...............................         3,202,000         9.3%
Joseph H. Howell (5)...........................           178,624           *
Peter M. Astiz.................................           216,000           *
James R. Chapman (6)...........................            79,941           *
Tor Braham (7).................................            46,600           *
Ralph Peer, II (8).............................           308,900           *
Ed Rosenblatt (9)..............................           100,000           *
Executive officers and directors as a group
 (8 persons) (10)..............................         7,013,765        20.3%

- ----------------------
*   Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options. Calculations of percentages of beneficial ownership assume the exercise by only the respective named shareholders of all options for the purchase of common stock held by such shareholder which are exercisable within 60 days of July 15, 1999.

(2) Percentage of beneficial ownership excludes shares issuable upon exercise of outstanding stock options and warrants.
(3) Represents shares owned by Invesco related partnerships as follows: 58,300 shares owned by Chancellor Private Capital Offshore Partners I, C.V.; 624,000 shares owned by Chancellor Private Capital Offshore Partners II, L.P.; 379,000 shares owned by Chancellor Private Capital III, L.P.; 1,627,100 shares owned by Citiventure 96 Partnership, L.P.; and 645,000 shares owned by Drake & Co. for the account of Citiventure Private Participations III.
(4)  Represents shares owned by VantagePoint related partnerships as follows:
     3,300 shares owned by Jason Strober; 1,111,100 shares owned by VantagePoint Communications Partners, L.P.; 16,600 shares owned by VantagePoint Venture Advisors, LLC; and 555,500 shares owned by VantagePoint Venture Partners 1996.
(5)  Includes 268,624 shares issuable upon exercise of outstanding options.
(6)  Includes 33,341 shares issuable upon exercise of outstanding options.
(7)  Includes 35,000 shares issuable upon exercise of outstanding options.
(8) Includes 100,000 shares issuable upon exercise of outstanding options. Includes 61,400 shares of common stock held by peermusic III, Ltd. which are issuable upon conversion of shares of Series B preferred stock. Mr. Peer disclaims beneficial ownership of the shares held by peermusic III, Ltd. except to the extent of his pecuniary interest therein.
(9)  Represents shares issuable upon exercise of outstanding options.
(10) Includes 536,965 shares issuable upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions.

We were formed on January 8, 1998 as a Delaware corporation under the name GoodNoise Corporation. In February 1998, we issued 3,100,000 shares of common stock to each of Robert Kohn, our chairman of the board, and Gene Hoffman, Jr., our chief executive officer and a member of our board, and 900,000 shares of common stock to Gary Culpepper, our executive vice president of business affairs. All such shares were issued at $0.001 per share. Of the shares issued to Mr. Culpepper, approximately 600,000 shares were subject to repurchase pursuant to a restricted stock purchase agreement. As of July 15, 1999, the restricted stock purchase agreement provides us with the right to repurchase approximately 311,000 of these shares at a nominal price subject to ratable vesting over three years ending February 2001.

In February 1998, we entered into an agreement to borrow $10,000 from Mr. Kohn and $50,000 from peermusic, and entity controlled by Ralph Peer, II, one of our directors, through the issuance of promissory notes bearing interest at 10.0% per annum, due in December 1998. On May 1, 1998, these notes were converted into an aggregate of 150,000 shares of common stock at $0.40 per share.

On May 11, 1998, GoodNoise Corporation, a Florida corporation, formerly Atlantis Ventures Corporation entered into an Agreement and Plan of Reorganization pursuant to which it acquired GoodNoise Corporation, a Delaware corporation. In connection with such acquisition, the Florida corporation exchanged 11,015,300 shares of its common stock for all outstanding stock of the Delaware corporation and assumed all outstanding options of the Delaware corporation for the purchase of an additional 2,032,550 shares of the Florida corporation's common stock. Following such transaction, the directors and officers of the Delaware corporation became the directors and officers of the Florida corporation. Of the shares issued as part of such transaction, 8,555,000 shares were issued to such directors and officers. The shareholders of the Florida corporation prior to the Merger had no affiliation with the Delaware corporation and following the Merger ceased to be affiliates of the Florida corporation.

On March 23, 1999, we sold shares of Series B preferred stock through Warburg Dillon Read LLC, a placement agent. Mr. Tor Braham was a managing director of Warburg Dillon Read LLC at this time. Mr. Braham subsequently became a member of our board of directors on May 5, 1999. Of the 117,570 shares of Series B preferred stock sold on March 23, 1999, we sold 614 shares to peermusic III, Ltd. which is affiliated with Ralph Peer, II, a member of our board of directors. We also sold 33,334 and 16,832 shares of our Series B preferred stock to affiliates of Invesco Private Capital and VantagePoint Venture Partners, respectively. As a result, Invesco Private Capital and VantagePoint are deemed to own over five percent of our outstanding common stock.

Also in connection with the sale of our Series B preferred stock, on March 23, 1999 we entered into a shareholders' agreement with Mr. Kohn and Mr. Hoffman, as well as the purchasers of the Series B preferred stock. This agreement provides, among other things, that the shares of our common stock owned by Messrs. Kohn and Hoffman be held subject to a right of repurchase in favor of EMusic. As of July 15, 1999, 2,618,136 and 2,253,514 shares of our common stock owned by Messrs. Kohn and Hoffman, respectively, were subject to this right of repurchase. This amount decreases by 72,726 and 62,598 shares monthly, respectively, until March of 2002, when the right of repurchase expires.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Form 10-K:

    (1)  Financial Statements:


                         Index to Financial Statements

                 Index to Financial Statements- June 30, 1999

                                                                                                  Page
Report of Independent Accountants..............................................................  46
Consolidated Balance Sheets....................................................................  47
Consolidated Statements of Operations..........................................................  48
Consolidated Statement of Stockholders' Equity.................................................  49
Consolidated Statements of Cash Flows..........................................................  50
Notes To Consolidated Financial Statements.....................................................  51

                       Report of Independent Accountants

To the Board of Directors and Stockholders
EMusic.com Inc. (formerly GoodNoise Corporation)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of EMusic.com Inc. (formerly GoodNoise Corporation) (a development stage enterprise) and its subsidiaries at June 30, 1998 and 1999, and the results of their operations and cash flows for the period January 8, 1998 (Inception) to June 30, 1998, the year ended June 30, 1999 and the period January 8, 1998 (Inception) to June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


San Jose, California
July 26, 1999

                                EMusic.com Inc.
                       (formerly GOODNOISE CORPORATION)
                       (a Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   Proforma
                                                                June 30, 1998   June 30, 1999   June 30, 1999
                                                               ---------------  --------------
                                                                                                 (unaudited)
                                                               (in thousands, except share and per share data)
ASSETS
Current Assets:
  Cash.......................................................         $   510        $ 19,002        $ 18,433
                                                                                                     --------
  Accounts receivable........................................              --              51
  Prepaid expenses and other assets..........................              21             224
                                                                      -------        --------
      Total current assets...................................             531          19,277
Property and equipment, net..................................              34           1,076
Music content, net...........................................              --           8,758
Trade names, net.............................................              --          24,680
Other assets.................................................              17             430

     Total assets............................................         $   582        $ 54,221
                                                                      =======        ========
 LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS'
EQUITY
Current Liabilities:
  Accounts payable...........................................         $    67        $    637
  Accrued liabilities........................................              51           1,679
  Accrued compensation and related benefits..................              17             368
                                                                      -------        --------
     Total current liabilities...............................             135           2,684

Commitments Note 8
Redeemable Convertible Preferred Series B Stock..............              --          32,550              --
                                                                      -------        --------        --------
Stockholders' Equity:
  Preferred Stock, $0.001 par value; 380,000 shares
    Authorized; no shares issued and outstanding.............              --              --              --
  Common Stock, $0.001 par value; 200,000,000 shares
    Authorized; 14,715,300,16,804,237 and 28,561,237
    (unaudited) pro-forma shares issued and outstanding,
    respectively.............................................              15              17              29
  Additional paid-in capital.................................           1,618          67,827          99,796
  Note receivable from employee..............................              (6)             --              --
  Deficit accumulated during the development stage...........          (1,180)        (48,857)        (48,857)
                                                                      -------        --------        --------
     Total stockholders' equity..............................             447          18,987        $ 50,968

        Total liabilities, redeemable convertible
          preferred stock and stockholders' equity...........         $   582        $ 54,221
                                                                      =======        ========

  The accompanying notes are an integral part of these financial statements.

                                EMusic.com Inc.
                       (formerly GOODNOISE CORPORATION)
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                   January 8, 1998                      January 8, 1998
                                                                    (Inception) to      Year  ended     (Inception) to
                                                                    June 30, 1998      June 30, 1999     June 30, 1999
                                                                  ------------------  ---------------  -----------------
Revenues........................................................        $        --      $        92        $        92
Costs of revenues...............................................                 --               27                 27
                                                                        ------------     -----------        -----------
Gross profit....................................................                 --               65                 65
                                                                        ------------     -----------        -----------

Operating expenses:
  Product development...........................................                961           11,690             12,651
  Selling and marketing.........................................                 --              556                556
  General and administrative....................................                219            1,599              1,818
  Amortization of trade names...................................                 --            1,682              1,682
                                                                        -----------      -----------        -----------
     Total operating expenses...................................              1,180           15,527             16,707
                                                                        -----------      -----------        -----------
Operating loss..................................................             (1,180)         (15,462)           (16,642)
Interest income.................................................                 --              359                359
Interest expense................................................                 --              (37)               (37)
                                                                        ------------     -----------        -----------
Net loss........................................................        $    (1,180)     $   (15,140)       $     6,320)
                                                                        ------------     -----------        -----------
Accretion of Series A Preferred Stock to redemption
 Value..........................................................                 --              (25)               (25)
Beneficial conversion charge, Series A Preferred Stock..........                 --             (144)              (144)
Accretion of Series B Preferred Stock to redemption
 Value..........................................................                 --             (222)              (222)
Beneficial conversion charge, Series B Preferred Stock..........                 --          (31,577)           (31,577)
Dividend on Series B Preferred Stock............................                 --             (569)              (569)
                                                                        -----------      -----------        -----------
Net loss applicable to common shares............................        $    (1,180)     $   (47,677)       $   (48,857)
                                                                        ===========      ===========        ===========
Net loss per common share--basic and diluted....................        $     (0.12)     $     (3.52)       $     (4.87)
                                                                        ===========      ===========        ===========
Weighted average common shares outstanding--basic and
 Diluted........................................................         10,234,055       13,563,606         10,027,231
                                                                        ===========      ===========        ===========
Pro forma net loss per common share--basic
 and diluted....................................................                         $     (0.95)       $     (1.39)
                                                                                         ===========        ===========
Shares used in pro forma net loss per common share..............                          16,731,464         12,299,002
                                                                                         ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                                Emusic.com Inc.
                       (formerly GOODNOISE CORPORATION)
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (in thousands, except share and per share data)

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                                              Note       During the
                                                    Number of      Common    Additional    Receivable    ----------     Total
                                                    ----------   ---------  ------------      From      Development  Stockholders'
                                                      Shares       Stock    Paid Capital    Employee        Stage       Equity
                                                    ----------   ---------  ------------   ----------   ----------     --------
Issuance of common stock at inception of the
 company.........................................    8,378,000   $       8   $        (8)  $      --    $       --    $      --
Issuance of common stock on March 30,
 1998............................................    1,191,800           1             9         (10)           --           --
Issuance of common stock in exchange for
 services on March 30, 1998......................      672,600           1             5          --            --            6
Issuance of common stock in exchange for
 services on April 12, 1998......................      271,400          --             7          --            --            7
Conversion of notes payable into common
 stock on May 1, 1998............................      501,500           1           169          --            --          170
Payment on note receivable.......................           --          --            --           4            --            4
Issuance of shares in connection with
 merger..........................................    3,700,000           4           684          --            --          688
Issuance of options to advisors..................           --          --           752          --            --          752
Net loss for the period from January 8, 1998
 (inception) through June 30, 1998...............           --          --            --          --        (1,180)      (1,180)
                                                    ----------   ---------   -----------   ---------    ----------    ---------
BALANCE, June 30, 1998...........................   14,715,300          15         1,618          (6)       (1,180)         447
Issuance of common stock for acquisition of
 Creative Fulfillment, Inc.......................      630,179           1         5,557          --            --        5,558
Issuance of common stock related to Nordic
 Entertainment transaction.......................      665,188           1        11,083          --            --       11,084
Issuance of common stock for acquisition of
 IUMA, Inc.......................................      448,000          --         7,771          --            --        7,771
Issuance of warrants in conjunction with the
 purchase of music content.......................           --          --         1,327          --            --        1,327
Issuance of warrants with Series A preferred
 stock...........................................           --          --           343          --            --          343
Accretion of Series A preferred stock to
 redemption value................................           --          --            --          --           (25)         (25)
Beneficial conversion charge, Series A
 preferred stock.................................           --          --           144          --          (144)          --
Accretion of Series B preferred stock to
 redemption value................................           --          --            --          --          (222)        (222)
Beneficial conversion charge, Series B
 preferred stock.................................           --          --        31,577          --       (31,577)          --
Dividends on Series B preferred stock............           --          --            --          --          (569)        (569)
Exercise of warrants to purchase common
 stock...........................................      300,000          --           300          --            --          300
Exercise of options to purchase common stock.....       45,400          --             1          --            --            1
Payment on note receivable from employee.........           --          --            --           6            --            6
Issuance of common stock for services............          170          --            --          --            --
Issuance of options to advisors..................           --          --         2,379          --            --        2,379
Issuance of warrants for product
 development.....................................           --          --         5,682          --            --        5,682
Issuance of common stock options in exchange
 for assets......................................           --          --            45          --            --           45
Net loss for the year ended June 30, 1999........           --          --            --          --       (15,140)     (15,140)
                                                    ----------   ---------   -----------   ---------    ----------    ---------
BALANCE, June 30, 1999...........................   16,804,237   $      17   $    67,827   $      --    $  (48,857)   $  18,987
                                                    ==========   =========   ===========   =========    ==========    =========

  The accompanying notes are an integral part of these financial statements.

                                Emusic.com Inc.
                       (formerly GOODNOISE CORPORATION)
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   January 8, 1998                   January 8, 1998
                                                                                   (Inception) to     Year Ended     (Inception) to
                                                                                    June 30, 1998    June 30, 1999    June 30, 1999
                                                                                    -------------    -------------    -------------
Cash flows from operating activities:
 Net loss........................................................................   $      (1,180)   $     (15,140)   $     (16,320)
 Adjustments to reconcile net loss to net cash used in operating activities (net of the effects of acquisitions):
  Depreciation...................................................................               3               93               96
  Amortization of trade names....................................................              --            1,682            1,682
  Loan interest converted into Series B preferred stock..........................              --               34               34
  Amortization of music content..................................................              --                2                2
  Issuance of common stock for services..........................................              13               --               13
  Fair value of warrants issued for product development..........................              --            5,682            5,682
  Fair value of options issued to advisors.......................................             752            2,379            3,131
  Changes in assets and liabilities:
   Accounts receivable...........................................................              --              (51)             (51)
   Prepaid expenses..............................................................             (21)            (203)            (224)
   Other assets..................................................................             (17)            (413)            (430)
   Accounts payable..............................................................              67              149              216
   Accrued liabilities...........................................................              51              652              703
   Accrued payroll and related benefits..........................................              17              152              169
    Net cash used in operating activities........................................            (315)          (4,982)          (5,297)
                                                                                    -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of trade names........................................................              --             (468)            (468)
  Purchase of music content......................................................              --           (7,317)          (7,317)
  Purchase of property and equipment.............................................             (37)          (1,091)          (1,128)
    Net cash used in investing activities........................................             (37)          (8,876)          (8,913)
Cash flows from financing activities:
  Proceeds from issuance of common stock.........................................              --              301              301
  Common stock issued in connection with merger..................................             688               --              688
  Proceeds from issuance of Series A Preferred Stock and warrants................              --              500              500
  Proceeds from issuance of Series B Preferred Stock.............................              --           29,800           29,800
  Proceeds from issuance of convertible notes....................................             170            1,743            1,913
  Proceeds from repayment of employee notes receivable...........................               4                6               10
    Net cash provided by financing activities....................................             862           32,350           33,212
Net increase in cash.............................................................             510           18,492           19,002
Cash at beginning of period......................................................              --              510               --
Cash at end of period............................................................   $         510    $      19,002    $      19,002
                                                                                    =============    =============    =============
Supplemental disclosure of non-cash financing activities:
 Conversion of notes payable into common stock...................................   $         170    $          --    $         170
                                                                                    =============    =============    =============
 Issuance of common stock for notes receivable...................................              10               --               10
                                                                                    =============    =============    =============
 Accretion of Series A preferred stock to redemption value.......................              --               25               25
                                                                                    =============    =============    =============
 Beneficial conversion charge Series A preferred stock...........................              --              144              144
                                                                                    =============    =============    =============
 Conversion of notes payable and interest to Series B preferred Stock............              --            1,777            1,777
                                                                                    =============    =============    =============
 Accretion of Series B preferred stock to redemption value.......................              --              222              222
                                                                                    =============    =============    =============
 Beneficial conversion charge, Series B preferred stock..........................              --           31,577           31,577
                                                                                    =============    =============    =============
 Conversion of Series A preferred into series B preferred stock..................              --              182              182
                                                                                    =============    =============    =============
 Issuance of common stock options for assets.....................................              --               44               44
                                                                                    =============    =============    =============
 Issuance of warrants for music content..........................................              --            1,327            1,327
                                                                                    =============    =============    =============
 Issuance of common stock in conjunction with acquisitions.......................              --           13,329           13,329
                                                                                    =============    =============    =============
 Issuance of common stock to Nordic..............................................              --           11,084           11,084
                                                                                    =============    =============    =============

 Accrued dividend payable on Series B preferred stock.....................          --          569          569
                                                                               =======     ========     ========
 Accrual for amount due on content licence................................          --          116          116
                                                                               =======     ========     ========

  The accompanying notes are an integral part of these financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company, its Recapitalization and Liquidity

Emusic.com Inc (formerly GoodNoise Corporation), (the "Company"), a Delaware corporation, was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, developing its product, acquiring operating assets and raising capital. The Company operates within one industry segment.

On May 11, 1998, Atlantis Ventures Corporation ("Atlantis"), a Florida Corporation, acquired 9,335,000 shares of Common Stock of the Company representing its then outstanding common stock in exchange for 11,015,300 shares of Atlantis. Prior to the merger, Atlantis had 3,700,000 shares issued and outstanding. For accounting purposes, this transaction was presented as a recapitalization of the Company. Atlantis was a publicly traded company that was organized in August 1989 and had no revenues or operations prior to the merger with the Company. As of May 11, 1998, Atlantis had cash balances of $690,000, liabilities of $2,000 and an accumulated deficit of $2,000. Following the recapitalization, Atlantis changed its name to GoodNoise Corporation.

On July 22, 1999, the Company changed its name to Emusic.com Inc. and recapitalized as a Delaware corporation. The accompanying financial statements reflect all share amounts after giving effect to these recapitalizations.


 Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from the dates of acquisition. All significant intercompany-balances and transactions have been eliminated.


 Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 Risks and Uncertainties

The Company is in the development stage and is subject to various risks, including the need for additional financing, dependence on key personnel and the establishment of its operations as a viable business model. Furthermore, the Company is subject to the risks and uncertainties associated with Internet commerce. In addition the Company has made substantial investments in music content for its website. To date the Company does not have sufficient operating history to determine whether it can fully recover the cost of such investments.


 Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value due to their relatively short maturities.

 Music Content and Advance Royalty Payments

In accordance with Statement of Financial Accounting Standards No. 50, "Financial Reporting in the Record and Music Industry," royalty advances and minimum guarantees to acquire music content are recorded as an asset. Advances are then expensed as subsequent royalties are earned. Any portion of advances that subsequently appear not to be fully recoverable from future royalties are subjected to an impairment reserve and charged to expense during the period in which the loss becomes evident.

Advances to artists are recorded as an asset if past performance and current popularity of the artist to which the advance is made provide a sound basis for estimating the probable future recoupment of such advances.


 Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to three years, or the lease term of the respective assets.


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


 Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25 "Accounting for Stock Issued to Employees," and complies with disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123.


 Income Taxes

Income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net Loss per Common Share

The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance, and exclude shares of common stock subject to repurchase by the Company. The calculation of diluted net loss per share for all periods presented excludes shares of common stock issuable upon exercise of employee stock options and common stock issuable upon the conversion of Series B preferred stock, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                          January 8, 1998      Year      January 8, 1998
                                                                          (Inception) to      Ended      (Inception) to
                                                                             June 30,        June, 30        June 30,
                                                                               1998            1999            1999
                                                                         ----------------  ------------  ----------------
Net loss...........................................................          $    (1,180)  $   (15,140)      $   (16,320)
Accretion of Series A preferred stock to redemption value..........                   --           (25)              (25)
Beneficial conversion charge Series A preferred stock..............                   --          (144)             (144)
Accretion of Series B preferred stock to redemption value..........                   --          (222)             (222)
Beneficial conversion charge, Series B preferred stock.............                   --       (31,577)          (31,577)
Dividend on Series B preferred stock...............................                   --          (569)             (569)
                                                                             -----------   -----------       -----------
Net loss applicable to common shares...............................          $    (1,180)  $   (47,677)      $   (48,857)
                                                                             -----------   -----------       -----------
Net loss per common share - basic and diluted......................               $(0.12)       $(3.52)           $(4.87)
                                                                             -----------   -----------       -----------
Weighted average common shares outstanding - basic and diluted.....           10,234,055    13,563,606        10,027,231
                                                                             -----------   -----------       -----------
Antidilutive securities:
  Options to purchase common stock.................................              908,297     2,183,091         1,710,861
  Common stock subject to repurchase...............................              508,056     1,596,492         1,257,344
  Series B Preferred Stock.........................................                   --     3,167,858         2,271,771
  Warrants.........................................................                   --        35,267            21,471
                                                                             -----------   -----------       -----------
                                                                               1,416,353     6,982,708         5,261,447
                                                                             ===========   ===========       ===========


In addition, the effects of warrants for the purchase of 1,508,000 and 100,000 shares of common stock exercisable at $13.63 and $18.00 respectively have been excluded from the above calculation as their effect would be antidilutive for purposes of the calculation of diluted earnings per share.


 Comprehensive Net Loss

There are no differences between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.


 Segment information

Effective for the year ended June 30, 1999, the Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. During all periods presented, the Company operated in a single business segment, marketing a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Through June 30, 1999, foreign operations have not been significant.


 Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are deposited with two major banks in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

 Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation format included herein.


 Recent Accounting Pronouncements

In March 1998 the Accounting Standards Executive Committee issued Statement of Position No. 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for the fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does currently hold derivative instruments or engage in hedging activities.


Note 2--Acquisitions

On January 31, 1999, the Company completed the acquisition of Creative Fulfillment, Inc. ("Creative Fulfillment") for a combination of cash and stock, at which time Creative Fulfillment became a wholly owned subsidiary of the Company. The results of Creative Fulfillment have been included in the Consolidated Results of Operations since the date of acquisition. The total purchase price of $6,030,000 consisted of 630,179 shares of the Company's common stock valued at $5,557,000, cash consideration of $313,000 net liabilities assumed of $11,000 and other acquisition related expenses of approximately $150,000. Substantially all of the purchase price has been allocated, based on an independent appraisal to the domain name and trademark "Emusic" which the Company is amortizing over its estimated life of three years using the straight-line method.

On June 18, 1999, the Company completed the acquisition of Internet Underground Music Archive, Inc. ("IUMA") for a combination of cash and stock, at which time IUMA became a wholly owned subsidiary of the Company. The results of IUMA have been included in the Consolidated Statement of Operations since the date of acquisition. The total purchase price of $8,990,000 consisted of 448,000 shares of the Company's common stock valued at $7,771,000, net liabilities assumed of $1,119,000 and professional fees of approximately $100,000. The acquisition has been accounted for using the purchase method of accounting and, based on a preliminary review, the Company has allocated substantially all of the purchase price to the tradename "IUMA". The Company has engaged an independent valuations consultant to perform a review of the Company's preliminary allocation of the purchase price. Any adjustments arising as a result of their review will be recorded upon its completion. The Company is amortizing this intangible asset over its estimated life of three years using the straight-line method.

Summarized below are the unaudited pro-forma results of the Company as though Creative Fulfillment and IUMA had been acquired on January 8, 1998 (Inception). Adjustments have been made for the estimated increases in amortization relating to the intangible assets acquired and other immaterial pro forma adjustments (in thousands except per share amounts).

                                                                                    January 8, 1998      Year
                                                                                     (Inception) to      Ended
                                                                                        June 30,       June, 30,
                                                                                          1998           1999
                                                                                    ----------------  -----------
Revenue...........................................................................          $   182     $    444

Net loss..........................................................................           (4,594)     (19,964)
Net loss per common share, basic and diluted......................................          $ (0.41)    $  (3.66)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on January 8, 1998 (Inception) or of future results of operations of the combined companies.


Note 3--Music Content, net

Music content and advanced royalty balances is comprised of payments for the following as of June 30 (in thousands):

                                                                                               1998       1999
                                                                                              -------    -------
Acquired sound recordings...................................................................    $  --    $ 2,343
Digital distribution rights.................................................................       --      6,417
                                                                                              -------    -------
                                                                                                   --      8,760
Earned royalty..............................................................................       --         (2)
                                                                                              -------    -------
                                                                                                $  --    $ 8,758
                                                                                              =======    =======

On June 30, 1999 the Company purchased certain music master sound recordings, copyrights and trademarks, including the full physical and electronic download distribution rights and other intangible assets related to certain record labels. The total purchase price of $2,343,000 consisted of the fair value of warrants to purchase 35,000 shares of the Company's common stock at a price of $13.63 per share, estimated as $143,000 using the Black-Scholes model, and cash of $2,200,000.

The Company has acquired rights to distribute other musical recordings over the Internet for periods generally ranging from three to five years for a total consideration of $6,356,000, consisting of advances paid on future royalties of $5,117,000 in cash and warrants to purchase up to 229,500 shares of common stock exercisable at prices ranging from $13.63 to $18.00 with a fair value, estimated using the Black-Scholes model, of $1,184,000. In addition an amount of $116,000 due under the terms of one contract remains outstanding at June 30, 1999. This amount is included in accrued liabilities.

Note 4--Property and Equipment

Property and equipment balances comprise the following as of June 30 (in thousands):

                                                                                                1998       1999
                                                                                              --------  ---------
Computer equipment..........................................................................    $  27      $  495
Software....................................................................................        5          81
Furniture and fixtures......................................................................        5         584
                                                                                                   37       1,160
Less: Accumulated depreciation..............................................................       (3)        (84)
                                                                                                $  34      $1,076

Note 5--Trade Names

Trade names consist of the following as of June 30 (in thousands):

                                                                                               1998        1999
                                                                                            ---------   ---------
EMusic trade and domain name:
  From Creative Fullfillment acquisition (see note 2)....................................       $  --     $ 6,018
  Purchased from Nordic Entertainment....................................................          --      11,354
                                                                                            ---------     -------
  Total..................................................................................          --      17,372
IUMA trade and domain name (see note 2)..................................................          --       8,990
Less: Accumulated amortization...........................................................          --      (1,682)
                                                                                                $  --     $24,680
                                                                                            ---------     -------

On April 27, 1999 the Company completed a purchase of the rights related to the EMusic domain name and certain digital music distribution rights from Nordic Entertainment Worldwide, Inc. and affiliated entities ("Nordic"). Nordic continued as a stand-alone business following this transaction. The total purchase price of $11,459,000 consisted of 665,188 shares of the Company's common stock valued at $11,084,000, and cash consideration of $375,000. The total purchase price was allocated to the EMusic domain name and music distribution rights in the amounts of $11,354,000 and $205,000, respectively. The trade name is being amortized over its estimated useful life of three years on a straight-line basis.


Note 6--Notes Payable

During the period from December 1998 through March 1999, the Company obtained loans in the form of convertible notes payable totaling $1,743,000. The notes, which bore interest at 10% per annum and were due to mature on March 31, 1999, represented bridge loans in advance of the Series B Preferred Stock financing. All outstanding principal and accrued interest of $34,000 due under these notes converted into 7,109 shares of Series B preferred stock upon the closing of the sale of such stock on March 23, 1999 (See Note 7).


Note 7--Mandatorily Redeemable Convertible Preferred Stock

Mandatorily redeemable convertible preferred stock at June 30, 1999 was comprised of the following:

                                                                                  Shares             Liquidation

                                                                         Authorized  Outstanding        Amount
                                                                         ----------  -----------
Series B...............................................................     120,000      117,570     $35,271,000
Undesignated...........................................................     380,000           --              --
                                                                            500,000      117,570     $35,271,000

 Series A

On October 28, 1998, the Company raised proceeds of $500,000 through the sale of 500 shares of Series A mandatorily redeemable preferred stock ("Series A") and warrants to purchase 100,000 shares of the Company's common stock to an accredited investor. The Series A shares were convertible into shares of the Company's common stock based on a conversion formula and contained certain redemption provisions. The Company recorded a charge to deficit accumulated during the development stage in the amount of $144,000 arising from the "in-the-money" conversion feature attached to the Series A shares. In conjunction with the Company's Series B financing discussed below, all 500 shares of Series A were converted into 2,048 shares of Series B redeemable convertible preferred stock.

The warrants, which remain outstanding at June 30, 1999, have a term of four years with an initial exercise price of $7.10 per share and have been recorded at fair value, estimated using the Black Scholes Model, as additional paid in capital of $343,000.


 Series B

On March 23, 1999 ("Issuance Date"), the Company completed a private placement of 117,570 shares of Series B Convertible Preferred Stock ("Series B"), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes were $31,577,000 net of issuance costs of approximately $2,724,000.

Under the terms of the Series B Purchase Agreement, each share of Series B is convertible into 100 shares of the Company's common stock. The conversion factor of 100 is determined by dividing the redemption value of $300 per Series B by the conversion price per common share of $3.00.

During the year ended June 30, 1999, the Company has recorded a charge to accumulated deficit for the "in-the-money" conversion feature attached to the Series B stock. The amount of this charge is limited to the aggregate amount of the net proceeds received of $31.6 million. The remaining difference between the Series B carrying value and its redemption value, resulting from issuance costs associated with the transaction, will be accreted through March 2004, the earliest redemption date, using the effective interest rate method, as a charge to deficit accumulated during the development stage.

The key terms of the Series B Preferred Stock Purchase Agreement include:

Voting Rights. The holders of the Series B are entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series B. The holders of the Series B are also entitled to elect one member of the Board of Directors.

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

Dividends. The Series B stockholders are entitled to cumulative dividends at an annual rate of 6% of the Series B Preference Amount. The payment of such amounts may be deferred until the Company completes an initial underwritten public offering, is sold, or until March 31, 2004. During the year ended June 30, 1999, the Company recorded a charge of approximately $569,000 to deficit accumulated during the development stage, representing the accrued dividends on the Series B.

Conversion. Each Series B is initially convertible into 100 shares of Common Stock at the election of the holder thereof. All Series B are subject to conversion on the closing of an underwritten public offering with gross proceeds of $25 million or more at a per share price of $6 or more or the approval of the holders of 67% of the Series B.

Adjustments to Conversion Rate. The Conversion Rate is subject to proportional adjustment upon any stock split, stock dividend or other similar change to the capital stock of the Company and certain other adjustments upon future issuances of common stock or rights to acquire Common Stock at a price less than $3 per share.

Redemption. In the event of certain defaults by the Company or if the Series B have not been converted after five years, the holders of the Series B have the right to require the Company to redeem the Series B.

Registration Rights. The Company is obligated to promptly (and in any event within 120 days of the first sale of the Series B) file a registration statement with the Securities and Exchange Commission to cover the resale of the Company's common stock issuable upon the conversion of the Series B shares. The Company has received a waiver from the holders of Series B extending this date until the earlier of 10 days after the closing of the Company's follow on offering (see Note 10) or September 30, 1999.

Fundamental Changes. Certain corporate actions, as more fully defined in the Company's restated articles of incorporation, require the approval of the holders of 67% of the series B preferred shares.


Note 8--Commitments:

The Company leases office space under a non-cancelable operating lease that expires in March 2004. The monthly rent amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index. In addition, the Company has a lease for its former offices under which it is committed to pay monthly rentals of $4,000 until March 31, 2001. The Company has entered into a subleasing agreement for these premises for which it receives monthly payments of $4,000 until March 31, 2001. The Company is exposed to credit risk as the sublease does not relieve it of it's obligation under the original lease.

Rent expense, net of sublease income, was $13,000, $231,000 and $244,000 for the period from January 8, 1998 (Inception) to June 30, 1998, the year ended June 30, 1999, and the period from January 8, 1998 (Inception) to June 30, 1999, respectively.

Future minimum lease payments under these leases, net of sublease income, are as follows (in thousands):

     Year Ending June 30,
     2000................................................................  $ 804

     2001................................................................    804

     2002................................................................    804

     2003................................................................    804

     2004................................................................    603
                                                                          ------
                                                                          $3,819
                                                                          ======


Note 9--Stockholders' Equity

Restricted Common Stock

A total of 8,378,000 shares of common stock were issued to the Company's founders, of which 1,062,000 were issued subject to a restricted stock purchase agreement with one of the founders. The agreement provides the Company with the right to repurchase 590,000 of these shares at $0.01 per share subject to ratable vesting over three years. As of June 30, 1999, a total of 311,389 shares were subject to repurchase by the Company under this agreement. In March 1999, pursuant to the stockholders' agreement entered into in conjunction with the Series B preferred stock issuance (Note 6), an additional 4,897,650 shares of the common stock originally issued to the Company's two other founders, were designated as newly restricted shares, subject to repurchase by the Company at $0.01 per share. The shares vest ratably over three years from the date of the Series B preferred stock issuance. As of June 30, 1999, 4,465,679 of these shares remained subject to repurchase by the Company.


Stock Option Plans

On March 30, 1998, the Company adopted the 1998 Stock Option Plan and on December 31, 1998 the Company adopted the 1998 Non-Statutory Stock Option Plan (the "Plans") that provides for the granting of either incentive or nonqualified stock options to purchase shares of the Company's common stock, and for stock-based awards to officers, directors key employees of the Company and to non-employee consultants. Options granted to employees generally vest ratably over a period of three or four years, and expire ten years from the date of grant. On June 30, 1999, there were 1,656,850 shares of common stock available for grant under the Plans.

Option activity under the Plans is as follows:

                                                                                                              Weighted
                                                                                                               Average
                                                                                                              Exercise
                                                                           Number of          Exercise        Price Per
                                                                            Shares              Price           Share
                                                                         -------------                        ---------
  Granted..............................................................     2,437,550         $0.01--$  5.00     $ 0.85
Balance at June 30, 1998...............................................     2,437,550                            $ 0.85
  Granted..............................................................     4,216,000         $5.75--$13.625     $10.76
  Exercised............................................................       (45,400)        $         0.03     $ 0.03
  Canceled.............................................................      (310,400)        $        11.00     $11.00
                                                                            ---------
Balance at June 30, 1999...............................................     6,297,750                            $ 7.12
                                                                            =========

The following table summarizes information with respect to stock options outstanding at June 30, 1999:

                                        Options Outstanding                             Options Exercisable
                       -----------------------------------------------------
                                              Weighted-
                            Number             Average          Weighted-          Number             Weighted-
Range of                  Outstanding         Remaining          Average         Exercisable           Average
Exercise                  at June 30,        Contractual        Exercise         At June 30,           Exercise
Prices                       1999            Life Years           Price             1999                Price
                       --------------     --------------     ------------     --------------        -----------
$ 0.01-$0.03               1,951,750               8.79           $ 0.03            906,184             $ 0.03
  5.00- 6.75               1,145,000               9.28             5.04            569,613               5.42
  7.19- 8.38                 625,000               9.54             7.47             85,000               7.26
 11.00-13.63               2,576,000               9.89            13.11            191,000              13.55
                           ---------                                              ---------
                           6,297,750               9.40             7.12          1,751,797               3.60
                           =========                                              =========

Fair Value Disclosures

The aggregate fair value and weighted average fair value per share of options granted to employees and advisors was $1,121,000 and $0.46, $21,786,000 and $5.17, respectively, in the period January 8, 1998 (Inception) through June 30, 1998 and the year ended June 30, 1999 respectively. In the year ended June 30, 1999, $2,379,000 of the aggregate amount was recorded as Product Development expense in the Consolidated Statement of Operations representing the estimated fair value of 666,000 options issued to various Company advisors which vested upon issuance. In the period January 8, 1998 (Inception) through June 30, 1998, $752,000 of the aggregate amount, representing the estimated fair value 280,000 options issued to Company advisors, was recorded in the Consolidated Statement of Operations.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model with the following assumptions:

                                                                                       January 8,
                                                                                          1998
                                                                                       (Inception)      Year
                                                                                         through       Ended
                                                                                         June 30,     June 30,
                                                                                          1998          1999
                                                                                      -------------  ---------
   Expected volatility..............................................................            55%        46%
   Risk-free interest...............................................................          5.73%       6.0%
   Expected life....................................................................        5 years    5 years
   Expected dividend yield..........................................................             0%         0%

Pro forma stock compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost been determined based on the fair value at the grant date for the awards in 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss for 1998 and 1999, respectively, would have been as follows (in thousands except per share data):

                                                                                   January 8, 1998
                                                                                     (Inception)           Year
                                                                                       through            Ended
                                                                                       June 30,          June 30,
                                                                                         1998              1999
                                                                                   ----------------    ------------
   Net loss applicable to common shares - as reported............................          $(1,180)     $(47,677)
   Net loss applicable to common shares - pro forma..............................          $(1,458)     $(49,009)
   Net loss per common share basic and diluted - as reported.....................          $ (0.12)     $  (3.52)
   Net loss per common share basic and diluted - pro forma.......................          $ (0.14)     $  (3.61)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Warrants

Warrants to purchase 300,000 shares of the Company's common stock were exercised on August 10, 1998 for cash proceeds of $300,000. Warrants to purchase 100,000 shares of the Company's common stock at $7.31 per share, which expire on October 28, 2002, remain outstanding at June 30, 1999.

In conjunction with the acquisition of music content on June 30, 1999 (Note 2), the Company issued warrants to purchase 35,000 shares of the Company's common stock at a price of $13.63 per share. The warrants, which expire on June 10, 2001, were valued at $143,000 and were recorded as an addition to paid in capital. These warrants remain outstanding at June 30, 1999.

During the year ended June 30, 1999, the Company issued warrants for the purchase of 1,388,300 common shares in exchange for product development activities by various individuals operating in the music industry. The warrants were issued with exercise prices ranging from $7.10 to $13.625 and have two-year terms. The fair value of these warrants, estimated using the Black-Scholes Model, of $5,682,000 has been recorded as a charge to Product Development expense in the Consolidated Statement of Operations. All these warrants remain outstanding as of June 30, 1999.

In connection with agreements to license digitally downloadable rights from various record labels the Company issued warrants to purchase up to 229,500 shares of common stock at exercise prices ranging between $13.63 and $18.00. These warrants remain outstanding as of June 30, 1999.

Note 10--Income Taxes

At June 30, 1999, the Company had approximately $10 million of federal and $10 million state Net Operating Loss carryforwards available to offset future taxable income which will expire in varying amounts beginning in 2018 and 2006, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from Net Operating Loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of Net Operating Losses that the company may utilize in any one year include, but are not limited to, a cumulative change in ownership.

Deferred Taxes are composed of the following (in thousands):

                                                                    June 30
                                                            -----------------------
                                                              1998           1999
                                                            --------       --------
          Deferred tax assets:
               Net Operating Losses.....................      $ 400         $ 4,120
               Accruals and reserves....................         --
               Depreciation and amortization............         --             200
                                                              -----          ------
                                                                400           4,400
               Less Valuation Allowance:                       (398)             --
                                                              -----          ------
                                                                  2           4,400

          Deferred tax liabilities:
               Non-deductible intangible assets.........         --          (4,400)
               Depreciation and amortization............         (2)             --
                                                              -----          ------
               Total asset/(liability)..................      $  --          $   --
                                                              =====          ======

The acquisitions of IUMA and Creative Fulfillment were structured as tax-free exchanges of stock, therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between assigned fair values of intangibles for book purposes and the tax bases of such assets. The Company has recognized deferred tax assets to the extent of deferred tax liabilities.

Note 11--Subsequent Events

  Investment in Crunch Music Ltd

On July 6, 1999 the Company invested approximately $833,000 in Crunch Music Ltd. ("Crunch"), in exchange for a 19.5% ownership interest and a seat on the Crunch board of directors. Crunch is a company incorporated in England and Wales which operates a website selling downloadable music in the mp3 format from independent British dance labels. Under a separate distribution agreement, the Company and Crunch agreed to distribute each others musical content in their respective territories.

  Approval of Name Change

On July 16, 1999, the stockholders approved a proposal to amend the Company's Restated Articles of Incorporation in order to change its name from GoodNoise Corporation to EMusic.com Inc. and to recapitalize as a Delaware corporation. In connection with these changes, the par value of the Company's common shares changed from $0.01 per share to $0.001 per share. The accompanying financial statements reflect all share amounts after giving effect to this recapitalization.

  Approval of Increase in Number of Shares for Stock Option Plans.

On July 16, 1999, the stockholders approved an increase in the number of shares available for issuance under the Plans from 8 million to 11 million shares.

  Approval of Employee Stock Purchase Plan

On July 16, 1999 the stockholders approved the 1999 Stock Purchase Plan Under the terms of the plan, eligible employees may purchase shares of common stock at a discount through payroll deductions. A total of 250,000 shares of common stock were reserved for issuance under the plan.

  Increase in authorized capital

On July 16, 1999 the stockholders approved an increase in the authorized number of preferred shares to 20,000,000.

  Intention to Sell Additional Shares

On July 23, 1999 the Company filed a registration statement with the Securities and Exchange Commission relating to an offering of up to 5.5 million shares of common stock. Of the shares offered, it is expected that 5.0 million shares will be sold by the Company and that up to 500,000 shares will be sold by certain selling stockholders.

Note 12--Unaudited Pro Forma Net Loss Per Common Share And Pro Forma Stockholders Deficit

Pro forma basic net loss per common share has been computed as described in Note 1 and also gives effect to common equivalent shares from the conversion of the Series B preferred stock, which will occur automatically on the completion of the Company's follow-on offering (using the as-converted method) for the year ended June 30, 1999.

A reconciliation of the numerator and denominator used in the calculation of pro forma and diluted net loss per common share follows (in thousands except share and per share data):

                                                                                                       January 8,
                                                                                      Year Ended         1998 to
                                                                                       June 30,         June 30,
                                                                                         1999             1999
                                                                                     ------------     ------------
  Pro forma net loss per common share, basic and diluted:
     Net loss attributable to common stockholders................................     $   (47,677)     $   (48,857)
  Accretion of Series B preferred stock to redemption value......................             222              222
  Beneficial conversion charge, Series B preferred Stock.........................          31,577           31,577
                                                                                      -----------      -----------
  Net loss.......................................................................     $   (15,878)     $   (17,058)
                                                                                      -----------      -----------
  Shares used in computing net loss per common share, basic and diluted..........      13,563,606       10,027,231
  Adjustments to effect the assumed conversion of the preferred stock............       3,167,858        2,271,771
                                                                                      -----------      -----------
  Shares used in computing pro forma net loss per common share, basic and
    diluted......................................................................      16,731,464       12,299,002
                                                                                      ===========      ===========
  Pro forma net loss per common share, basic and diluted.........................     $     (0.95)     $     (1.39)
                                                                                      ===========      ===========

If the offering contemplated by the registration statement is consummated, all of the Series B stock will be automatically converted into an aggregate of 11,757,000 shares of common stock and the accumulated dividend of $569,000 will be paid in cash to the holders of Series B. Unaudited pro forma stockholders equity as at June 30, 1999, as adjusted for the conversion of the Series B stock, is disclosed on the Balance Sheet.

  (2) Financial Statement Schedules:

    The following financial statement schedule of EMusic.com Inc. for the period from inception, January 8, 1998 to June 30, 1998 and for the year ended June 30, 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of EMusic.com Inc.

                                                                                       Reference
                                                                                         Page
                                                                                      -----------
Schedule II -- Valuation and Qualifying Accounts......................................     67

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)  Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


Exhibit
 Number                        Description of Document
- --------                       -----------------------

2.1(a) Agreement and Plan of Reorganization by and among GoodNoise Corporation, Atlantis Ventures Corp., GN Acquisition Corp and certain other parties dated as of May 11, 1998
2.2(a) Agreement and Plan of Reorganization by and among GoodNoise Corporation, Creative Fulfillment, Inc., GN Acquisition Corp and certain other parties dated as of October 8, 1998
2.3(b) Agreement and Plan of Reorganization by and among Goodnoise Corporation, GNA Corporation, Internet Underground Music Archive, Inc. and certain shareholders of Internet Underground Music Archive, Inc. dated as of May 16, 1999

2.4(b) Agreement and Plan of Merger by and between EMusic.com Inc., a Florida corporation, and EMusic.com Inc., a Delaware corporation, dated as of July 21, 1999
3.1(b)    Amended and Restated Certificate of Incorporation
3.2(b)    Amended and Restated Bylaws
10.1(b)   Form of Indemnity Agreement
10.2(a)*  Stock Purchase Agreement dated as of March 30, 1998 with Gary
          Culpepper
10.3(a)*  1998 Stock Option Plan
10.4(b)*  1998 Nonstatutory Stock Option Plan
10.5(b)*  1999 Employee Stock Purchase Plan
10.6(b)   Form of Amendment to Investor Rights Agreement dated July 19, 1999
23.1      Consent of PricewaterhouseCoopers LLP
24.1      Power of Attorney (see page 67 of this Form 10-K)
27.1      Financial Data Schedule (available in EDGAR format only)

____________________
  * Indicates management contract or compensatory plan or arrangement.
(a) Previously filed as an exhibit to the Registrant's Form 10-SB/A dated December 24, 1998.
(b) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-83685)
(c) Reports on Form 8-K:

     On April 13, 1999, the Company filed an amended report on Form 8-K, pursuant to Items 2 and 7 of such Form, which included the supplementary consolidated financial statements of Emusic.com Inc.

     On June 29, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Emusic.com Inc.

                                  SCHEDULE II


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1999.

                                      EMUSIC.COM INC.
                                      (Registrant)

                                      By:     /s/   GENE HOFFMAN, JR.
                                         --------------------------------------
                                                    Gene Hoffman Jr.
                                                       President
                                                Chief Executive Officer


                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gene Hoffman, Joseph Howell and Peter Astiz, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                  /s/   GENE HOFFMAN, JR.                                                  /s/   ROBERT KOHN
- ----------------------------------------------------------------  ----------------------------------------------------------------
                    Gene Hoffman, Jr.                                                          Robert Kohn
          President, Chief Executive Officer                                              Chairman of the Board
                      Director                                                              September 28, 1999
                 September 28, 1999

                  /s/   JOSEPH. HOWELL                                                     /s/   RALPH PEER, II
- ----------------------------------------------------------------  ----------------------------------------------------------------
                     Joseph H. Howell                                                          Ralph Peer, II
     Executive Vice President & Chief Financial Officer                                           Director
        (Principal Financial and Accounting Officer)                                         September 28, 1999
                    September 28, 1999

                  /s/   TOR BRAHAM                                                         /s/   ED ROSENBLATT
- ----------------------------------------------------------------  ----------------------------------------------------------------
                      Tor Braham                                                               Ed Rosenblatt
                       Director                                                                  Director
                  September 28, 1999                                                        September 28, 1999

                                 EXHIBIT INDEX

Exhibit
 Number                               Description of Document
- --------                              -----------------------
23.1      Consent of PricewaterhouseCoopers LLP
24.1      Power of Attorney (see page 67 of this Form 10-K)
27.1      Financial Data Schedule (available in EDGAR format only)

- ----------------------------------
  * Indicates management contract or compensatory plan or arrangement.
(a) Previously filed as an exhibit to the Registrant's Form 10-SB/A dated December 24, 1998.
(b) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-83685)