Form 10-Q
period 1999-09-30
EMUSIC COM INC
filed 1999-11-15
CIK 1065013

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ---------------------------

                                  FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
                                   Of 1934

              For the quarterly period ended September 30, 1999

                         Commission File No. 0-24671

                               EMUSIC.COM INC.
      (Exact Name of small business issuer as specified in its charter)

           Delaware                                          94-3290594
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

     1991 Broadway, 2nd Floor
     Redwood City,  California                                  94063
(Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code:  (650) 216-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.001 Par Value                        34,001,822
              (Class)                          (Outstanding at October 31, 1999)

                               EMUSIC.COM INC.
                                  FORM 10-Q
                                    INDEX

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1999 and June 30, 1999..............  1

         Condensed Consolidated Statements of Operations - three months ended
          September 30, 1999, September 30, 1998 and January 8, 1998 (Inception) to
          September 30, 1999.......................................................................  2

         Condensed Consolidated Statements of Cash Flows - three months ended September 30,
          1999, September 30, 1998 and January 8, 1998 (Inception) to September 30, 1999...........  3

         Notes to Financial Statements.............................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 22

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................................................. 23

Item 6.  Exhibits and Reports on Form 8-K.......................................................... 24

Signatures......................................................................................... 25

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                EMusic.com Inc.
                       (a development stage enterprise)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                    September 30, 1999            June 30, 1999
                                                                -------------------------  -------------------------
Assets
Current Assets:
  Cash........................................................  $                  78,904  $                  19,002
  Accounts receivable.........................................                        168                         51
  Prepaid expenses and other assets...........................                      9,531                        224
                                                                -------------------------  -------------------------
     Total current assets.....................................                     88,603                     19,277

Property and equipment, net...................................                      1,989                      1,076
Music content, net............................................                     11,746                      8,758
Trade names, net..............................................                     22,397                     24,680
Other assets..................................................                        430                        430
                                                                -------------------------  -------------------------

       Total assets...........................................  $                 125,165  $                  54,221
                                                                =========================  =========================

Liabilities, Redeemable Convertible Preferred Stock and
 Stockholders' Equity
Current Liabilities:

  Accounts payable............................................  $                     406  $                     637
  Accrued liabilities.........................................                      1,829                      1,679
  Dividends payable on preferred stock........................                      1,061                          -
  Accrued compensation and related benefits...................                        430                        368
                                                                -------------------------  -------------------------
     Total current liabilities................................                      3,726                      2,684
                                                                -------------------------  -------------------------

Redeemable Convertible Preferred Series B Stock                                         -                     31,981
Dividends payable on preferred stock                                                    -                        569

Stockholders' Equity:
  Preferred stock, $0.001 par value...........................                          -                          -
  Common stock, $0.001 par value..............................                         34                         17
  Additional paid-in capital..................................                    184,498                     67,827
  Deficit accumulated during the development stage............                    (63,093)                   (48,857)
                                                                -------------------------  -------------------------
    Total stockholders' equity................................                    121,439                     18,987
                                                                -------------------------  -------------------------
       Total liabilities, redeemable convertible preferred
        stock and stockholders' equity........................  $                 125,165  $                  54,221
                                                                =========================  =========================


   The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                       (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                             Three months         Three months        January 8, 1998
                                                                 ended                ended           (Inception) to
                                                              September 30,       September 30,        September 30,
                                                                  1999                1998                 1999
                                                                  ----                ----                 ----

Revenues................................................      $       180         $        12          $       272
Cost of revenues........................................               25                   -                   52
                                                              -----------         -----------          -----------
Gross profit............................................              155                  12                  220
                                                              -----------         -----------          -----------

Operating expenses:
  Product development...................................            6,011                 667               18,662
  Selling and marketing.................................            4,771                   -                5,327
  General and administrative............................              812                 197                2,630
  Amortization of trade names...........................            2,283                   -                3,965
                                                              -----------         -----------          -----------
      Total operating expenses..........................           13,877                 864               30,584

Operating loss..........................................          (13,722)               (852)             (30,364)
Interest and other income, net..........................              203                   3                  525
                                                              -----------         -----------          -----------

Net loss................................................      $   (13,519)        $      (849)         $   (29,839)
                                                              -----------         -----------          -----------

Accretion of Series A Preferred Stock...................                -                   -                  (25)
Beneficial conversion charge, Series A Preferred Stock..                -                   -                 (144)
Accretion of Series B Preferred to redemption value.....             (224)                  -                 (446)
Beneficial conversion charge, Series B Preferred Stock..                -                   -              (31,577)
Dividend on Series B Preferred Stock (Note 3)...........             (493)                  -               (1,062)
                                                              -----------         -----------          -----------

Net loss applicable to common shares....................      $   (14,236)        $      (849)         $   (63,093)
                                                              ===========         ===========          ===========

Net loss per Common share-basic and diluted.............           $(1.09)             $(0.06)              $(5.03)
                                                              ===========         ===========          ===========

Weighted average common shares outstanding - basic
 and diluted............................................       13,057,809          14,591,336           12,542,537
                                                              ===========         ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                               EMUSIC.COM INC.
                      (a development stage enterprise)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                     Three months         Three months        January 8, 1998
                                                                         ended                ended           (Inception) to
                                                                      September 30,       September 30,        September 30,
                                                                          1999                1998                 1999
                                                                          ----                ----                 ----

Cash flows from operating activities:
 Net loss.......................................................        $(13,519)           $   (849)            $(29,839)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation....................................................           200                   5                  296
  Amortization of trade names.....................................         2,283                   -                3,965
  Loan interest converted into Series B preferred stock...........             -                   -                   34
  Amortization of music content...................................             -                   -                    2
  Issuance of common stock in exchange for services...............             -                   -                   13
  Fair value of warrants issued to advisors.......................         2,687                   -                8,369
  Fair value of options issued to advisors........................         1,273                  96                4,404
  Changes in assets and liabilities, net of effects of mergers:
     Accounts receivable..........................................          (117)                (12)                (168)
     Prepaid expenses and other assets............................        (7,336)                (47)              (7,990)
     Accounts payable.............................................          (231)                 93                  (15)
     Accrued liabilities..........................................          (946)                  -                 (243)
     Accrued payroll and related benefits.........................            62                  (2)                 231
                                                                        --------            --------             --------
      Net cash provided by (used in) operating activities.........       (15,644)               (716)             (20,941)
                                                                        --------            --------             --------

Cash flows from investing activities:
  Purchase of trade names.........................................             -                   -                 (468)
  Purchase of music content.......................................        (2,988)                  -              (10,305)
  Purchase of property and equipment..............................        (1,113)                (21)              (2,241)
                                                                        --------            --------             --------
      Net cash used in investing activities.......................        (4,101)                (21)             (13,014)
                                                                        --------            --------             --------

Cash flows from financing activities:
  Proceeds from issuance of common stock through public offering..        79,682                   -               79,682
  Issuance costs associated with public offering..................           (40)                  -                  (40)
  Proceeds from issuance of common stock..........................             -                 300                  301
  Proceeds from issuance of common stock issued in connection
   with merger....................................................             -                   -                  688
  Proceeds from repayment of employee notes receivable............             -                   -                   10
  Proceeds from issuance of convertible notes.....................             -                   -                1,913
  Proceeds from issuance Series A preferred stock and warrants....             -                   -                  500
  Proceeds from issuance Series B preferred stock.................             -                   -               29,800
  Exercise of stock options.......................................             5                   -                    5
                                                                        --------            --------             --------
      Net cash provided by financing activities...................        79,647                 300              112,859
                                                                        --------            --------             --------

Net increase (decrease) in cash...................................        59,902                (437)              78,904
Cash at beginning of period.......................................        19,002                 510                    -
                                                                        --------            --------             --------
Cash at end of period.............................................      $ 78,904               $  73             $ 78,904
                                                                        ========            =========            ========
Supplemental disclosure of non-cash transactions:
 Conversion of notes payable into common stock....................      $      -             $     -             $    170
 Issuance of common stock for notes receivable....................      $      -             $     -             $     10
 Accretion of Series A preferred stock to redemption value........      $      -             $     -             $     25
 Beneficial conversion charge, Series A preferred stock...........      $      -             $     -             $    144
 Conversion of notes payable and interest to Series B preferred
   stock..........................................................      $      -             $     -             $  1,777
 Accretion of Series B preferred stock to redemption value........      $    224             $     -             $    446
 Beneficial conversion charge, Series B preferred stock...........      $      -             $     -             $ 31,577
 Conversion of Series A preferred stock into series B preferred
   stock..........................................................      $      -             $     -             $    182
 Issuance of common stock options for assets......................      $      -             $     -             $     44
 Issuance of warrants for music content...........................      $      -             $     -             $  1,327
 Issuance of common stock in conjunction with acquisitions........      $      -             $     -             $ 13,329
 Issuance of common stock to Nordic...............................      $      -             $     -             $ 11,084
 Accrued dividend payable on Series B preferred stock.............      $    493             $     -             $  1,062
 Conversion of Series B preferred stock into common stock.........      $ 32,206             $     -             $ 32,206
 Accrual for amount due on content license........................      $      -             $     -             $    116

        The accompanying notes are an integral part of these statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company

     Emusic.com Inc. (formerly GoodNoise Corporation), (the "Company"), a Delaware corporation, was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since our inception, we have been in the development stage devoting our efforts primarily to organizing as a public reporting entity, recruiting management and technical staff, developing our product, acquiring operating assets and raising capital. We operate within one industry segment.

     On July 22, 1999, we changed our name to Emusic.com Inc. and recapitalized as a Delaware corporation. The accompanying financial statements reflect all share amounts after giving effect to these recapitalizations.


Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a basis consistent with prior periods reported consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

     All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

     The financial information as of June 30, 1999 is derived from our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 as filed with the Securities Exchange Commission. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Net Loss per Common Share

     The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance, and exclude shares of common stock subject to repurchase by EMusic.com. The calculation of diluted net loss per share for all periods presented excludes shares of common stock issuable upon exercise of employee stock options. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                              Three months         Three months        January 8, 1998
                                                                 ended                ended           (Inception) to
                                                              September 30,       September 30,        September 30,
                                                                 1999                1998                 1999
                                                                 ----                ----                 ----
Net loss..............................................           (13,519)        $      (849)         $    (29,839)
                                                             -----------         -----------          ------------

Accretion of Series A Preferred Stock                                 --                  --                  (25)
Beneficial conversion charge, Series A Preferred Stock                --                  --                 (144)
Accretion of Series B Preferred to redemption value                 (224)                 --                 (446)
Beneficial conversion charge, Series B Preferred Stock                --                  --              (31,577)
Dividend on Series B Preferred Stock (Note 3).........              (493)                 --               (1,062)
                                                             -----------         -----------          ------------

Net loss applicable to common shares..................       $   (14,236)        $      (849)         $   (63,093)
                                                             ===========         ===========          ===========

Net loss per Common share-basic and diluted...........            $(1.09)        $     (0.06)              $(5.03)
                                                             ===========         ===========          ===========

Weighted average common shares outstanding............        17,607,309          15,074,809           14,205,337
                                                             ===========         ===========          ===========
Common shares subject to repurchase...................        (4,549,500)           (483,473)          (1,662,800)
                                                             ===========         ===========          ===========
Weighted average common shares outstanding - basic
 and diluted..........................................        13,057,809          14,591,336           12,542,537
                                                             ===========         ===========          ===========



     In addition, the weighted average warrants and options of 2,232,000 and 6,461,000, respectively, outstanding during the quarter ended September 30, 1999 were excluded from the above calculation as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.


Comprehensive Net Loss

     There are no differences between our net loss as reported for any of the periods reported herein and our comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.


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



Note 3 - Mandatorily Redeemable Convertible Preferred Stock

     On March 23, 1999 ("Issuance Date"), we completed a private placement of 117,570 shares of Series B Convertible Preferred Stock ("Series B"), which included the conversion of outstanding convertible notes and shares of Series A Preferred Stock into Series B Shares. Total proceeds, including proceeds from the convertible notes were $31,577,000 net of issuance costs of $2,724,000. Each share of Series B was convertible into 100 shares of our common stock.

     During the quarter ended September 30, 1999 and the period from inception to September 30, 1999, we recorded a charge of $224,000 and $446,000, respectively to accumulated deficit related to the accretion of the Series B shares to the redemption value. In addition, we have recorded charges of $493,000 and $1,062,000 to accumulated deficit related to dividends payable at a rate of 6% per annum on the Series B shares for the quarter ended September 30, 1999 and the period from inception to September 30, 1999, respectively.

     On September 24, 1999, we completed an underwritten public offering. In connection with this offering the 117,570 shares of Series B were automatically converted to 11,757,000 shares of common stock. In conjunction with this conversion, we recorded an addition to common stock of $12,000 and an increase to additional paid in capital of $32,194,000. As of September 30, 1999, dividends on the Series B shares of $1,062,000 were reclassified to accrued liabilities.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     EMusic.com Inc. ("EMusic.com" or the "Company") was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since our inception, we have been in the development stage devoting our efforts primarily to organizing as a public reporting entity, recruiting management and technical staff, aggregating musical content, acquiring operating assets and raising capital. We operate within one industry segment, primarily in the United States.

     In addition to historical statements, this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Results." Other risks and uncertainties are disclosed in our prior SEC filings.

     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


RESULTS OF OPERATIONS

     We were incorporated on January 8, 1998 and are a development stage enterprise that has incurred costs to organize and develop an Internet website through which we will conduct our business. We began selling musical recordings over the Internet in July 1998. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain downloadable sound recordings, our ability to create, license, and deliver compelling music-related content, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset acquisitions into our existing business operations, the level of traffic on our website, intense competition from other providers of music-related content over the Internet, the entrance of established music and/or software companies into the on-line music industry, delays or errors in our ability to effect electronic commerce transactions, our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, Company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by us and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

     This is the first quarter in which we have included the results of Internet Underground Music Archive, Inc. ("IUMA") in our operations for the entire period. On June 18, 1999 we completed the acquisition of IUMA for a combination of cash and stock, at which time IUMA became a wholly owned subsidiary of EMusic.com.

     We have experienced significant growth since inception and in comparison to the three months ended September 30, 1998. Due to the magnitude of the change, we have provided additional analysis including the quarter ended June 30, 1999. As a result, the following table (in thousands, except per share data) and analysis sets forth a comparison of the three months ended September 30, 1999, June 30, 1999 and September 30, 1998.

                                                                    Three months        Three months         Three months
                                                                        ended               ended               ended
                                                                    September 30,          June 30,          September 30,
                                                                        1999                 1999               1998
                                                                        ----                 ----               ----
Revenue......................................................        $       180         $        51         $        12
Cost of revenue..............................................                 25                  14                   -
                                                                     -----------         -----------         -----------
Gross profit.................................................                155                  37                  12
Gross margin.................................................                 86%                 73%                100%
Product development expense:
   Stock compensation expense................................              3,960               6,565                  97
   Other product development expense.........................              2,051               1,879                 570
                                                                     -----------         -----------         -----------
Total product development expense............................              6,011               8,444                 667
Selling and marketing expense................................              4,771                 556                   -
General and administrative expense...........................                812                 883                 197
Amortization of trade names..................................              2,283               1,348                   -
                                                                     -----------         -----------         -----------
Total operating expense......................................             13,877              11,231                 864
Operating loss...............................................            (13,722)               (852)            (30,364)
Interest and other income....................................                203                 317                   3
                                                                     -----------         -----------         -----------
Net loss.....................................................        $   (13,519)        $   (10,877)        $      (849)
Accretion of Series B preferred stock to redemption value....               (224)               (214)                  -
Dividend on Series B preferred stock.........................               (493)               (529)                  -
                                                                     -----------         -----------         -----------
Net loss applicable to common shares.........................        $   (14,236)        $   (11,620)        $      (849)
                                                                     ===========         ===========         ===========
Net loss per common share- basic and diluted.................        $     (1.09)        $     (1.02)        $     (0.06)
                                                                     ===========         ===========         ===========
Weighted average common shares outstanding-basic
 and diluted.................................................         13,057,809          11,437,948          14,591,336
                                                                     ===========         ===========         ===========

Proforma net loss:
   Exclusive of stock compensation expense and amortization
    of trade names...........................................             (6,876)             (2,848)               (742)
                                                                     ===========         ===========         ===========

   Per common share- basic and diluted.......................              (0.53)              (0.25)              (0.05)
                                                                     ===========         ===========         ===========


Net Revenues

     We are a development stage enterprise that introduced an Internet retail website, www.emusic.com, in April 1998 and began selling digital, downloadable musical recordings and physical merchandise in July 1998. Net revenues are comprised of sales of downloadable music from our EMusic site and advertising on both our EMusic and IUMA sites. Revenues for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998 were $180,000, $51,000 and $12,000, respectively. Revenues increased in the quarter ended September 30, 1999 primarily as a result of the growth in customer base, the increase in customer purchases and the increase in advertising revenues made possible by the increase in customer traffic on our websites.

Cost of Revenues

     Cost of revenues consist of credit card processing fees, and royalties and related fees on downloadable music sales. Cost of revenues for the quarters ended September 30, 1999 and June 30, 1999 were $25,000 and $14,000, respectively. There were no similar costs during the quarter ended September 30, 1998. Gross margins increased from the quarter ended June 30, 1999 to the quarter ended September 30, 1999 due to increased advertising revenues, for which we incurred no cost of revenues.

Product Development Expenses

     Product development expenses include the cost of engineering our websites and the cost of acquiring the rights to the music available for sale on our EMusic website. These costs consist principally of stock compensation charges and other expenses including salaries, contractor fees, rent and depreciation.

     Stock compensation charges were $3,960,000, $6,565,000 and $97,000 during quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, respectively. These charges represent the cost of fully-vested stock warrants and stock options granted to advisors. All of these warrants and options were issued at the closing price on the date of issue, and the total value of the warrants and options were determined by using the Black Scholes model.

     Other product development expenses for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998 were $2,051,000, $1,879,000 and
$570,000, respectively, reflecting an increase in our product development efforts, particularly in software engineering, graphic design, and development of the infrastructure and "e-commerce" required to deliver downloadable music from our Internet website.

     We currently plan to continue aggregating a compelling repertoire of musical recordings available for customer downloads, and continue to develop the software necessary to manage such downloads, and expect product development expenses will increase in future periods.

Selling and Marketing Expenses

     Selling and marketing expenses consist of advertising and promotion activities, including television, radio and magazine ads, and salaries and other costs related to selling music on our EMusic and IUMA websites. These expenses for the quarters ended September 30, 1999 and June 30, 1999, were $4,771,000 and $556,000, respectively. There were no similar selling and marketing expenses during the quarter ended September 30, 1998. The increase in selling and marketing expenses reflects the launch of an extensive marketing campaign to establish the brand name "EMusic." Advertising and promotion costs were approximately $4 million in the quarter ended September 30, 1999. There were no similar costs in the prior quarters.

Amortization of Trade Names

     During 1999, we purchased the "EMusic," "IUMA" and certain other trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over three-year lives, resulting in an amortization expense of $2,283,000 per quarter through the year ending June 30, 2002.

General and Administrative Expenses

     General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, insurance, and depreciation. These expenses for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, were $812,000,
$884,000 and $197,000, respectively. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to the growth of our business.

Operating expenses exclusive of non-cash charges

     We incurred total operating expenses exclusive of non-cash charges of $7,434,000, $3,260,000 and $762,000 for the quarters ended September 30, 1999,
June 30, 1999 and September 30, 1998, respectively. Non-cash charges for the quarter ended September 30, 1999 included depreciation of $200,000, stock compensation charges of $3,960,000 and amortization of trade names of $2,283,000. During the quarter ending June 30, 1999, non-cash charges included depreciation of $58,000, stock compensation of $6,565,000 and amortization of trade names of $1,348,000. During the quarter ending September 30, 1998, non-cash charges included depreciation of $5,000, stock compensation of $97,000 and no similar charges related to the amortization of trade names.

Interest and other income

     Interest income during the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998 was $203,000, $317,000 and $3,000, respectively. The interest income during the quarter ended September 30, 1999 was primarily related to cash proceeds from the issuance of Series B Preferred Stock of approximately $31,577,000 net of issuance costs of approximately $2,724,000 during the quarter ended March 31, 1999.

Accretion and dividends on the Series B Preferred Stock

     The difference between the Series B Preferred Stock carrying value and the redemption value, resulting from issuance costs associated with the transaction was accreted through the date of conversion using the effective interest rate method. Charges to accumulated deficit from the accretion for the quarters ended September 30, 1999 and June 30,

1999 were $214,000 and $224,000, respectively. There were no similar charges for the quarter ending September 30, 1998. These charges will not continue to future periods.

     The Series B Preferred Stockholders were entitled to cumulative dividends at an annual rate of 6% of the Series B Preferred Stock Preference Amount through the date of conversion. Charges to accumulated deficit from the dividends for the quarters ended September 30, 1999 and June 30, 1999 were $529,000 and $493,000, respectively. There were no similar charges for the quarter ending September 30, 1998. These charges will not continue in future periods.


Prepaid expenses and other assets

     Prepaid expenses and other assets primarily consist of prepaid advertising costs. These prepaid costs were $9,531,000 and $224,000 as of September 30, 1999 and June 30, 1999, respectively. The increase in these prepaid costs is as a result of our launch of an extensive marketing campaign to establish the brand name "EMusic." These costs will be amortized over the period in which they are incurred.

Liquidity and Capital Resources

     At September 30, 1999, we had a cash balance of $78,905,000. Net cash of $14,518,000 was used for operating activities for the quarter ended September 30, 1999, principally as a result of net losses of $13,519,000 generated during the period and the increase of prepaid expenses of $7,336,000, offset by non-cash expenses of $6,443,000 associated with stock options and warrants granted to advisors, amortization of trade names and depreciation. Purchases of capital equipment for the quarter ended September 30, 1999 totaled $1,113,000. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our market and operations.

     On March 23, 1999, we completed a private placement of 117,570 shares of Series B Convertible Preferred Stock (the "Series B Shares"), which included the conversion of outstanding convertible notes and Series A Shares into Series B Shares. Total proceeds, including proceeds from the convertible notes and Series A shares, were $31,577,000 net of issuance costs of $2,724,000.

     In April 1999, we entered into a five-year lease agreement for office space. Under the terms of the agreement, we are required to make minimum monthly lease payments of $67,000 for a period of 60 months commencing in April of 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

     On September 24, 1999, we completed a public offering of 5,270,000 shares of Common Stock for proceeds of $78,573,000, net of issuance costs of $1,109,000, of which $1,069,000 remained in accrued liabilities at September 30, 1999.

     On October 27, 1999, we issued an additional 300,000 shares of Common Stock for net proceeds of $4,536,000 in connection with the exercise by the underwriters of their over-allotment option.


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

     In particular, we rely on Card Service International for credit card processing. We have not yet received any written assurance from Card Service as to their readiness for year 2000 issues. Because we have not received written assurance, we have assumed that Card Service may not be ready for the year 2000 before January 1, 2000, and that their credit card processing and website hosting capabilities could fail at that time. Based on this assumption, we believe such failures would be the most reasonably likely worst case year 2000 scenarios. If the Card Service services fail, we would seek to complete credit card transaction manually using temporary staff. If Card Service were unable to restore service promptly, we believe switching to another financial institution for automated credit card processing would require approximately 15 days.

     Contingency Plan.   As discussed above, we are engaged in an ongoing year
2000 assessment and have not yet developed any contingency plans. The responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans we adopt.


Factors That May Affect Our Results

     Investing in our common stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-Q and in our Form 10-K and other filings with the SEC before deciding to invest in our stock.

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

     In order for our business to be successful, we must not only develop products and services that directly generate revenue, but also provide content and services that attract consumers to our website frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We may not be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our website frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

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

     From inception through September 30, 1999, we had a deficit accumulated during the development stage of $63.1 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long-term success that we continue to develop "EMusic" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

Our quarterly revenues and operating results are subject to fluctuation, which may result in volatility or a decline in the price of our stock.

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

     As of September 30, 1999, there were approximately 34,000,000 shares of common stock outstanding, of which approximately 10,000,000 were tradable without restriction under the Securities Act and approximately 11,000,000 were tradable under Rule 144. We have filed a registration statement relating to the resale of approximately 13,000,000 shares, following the effectiveness of which, we expect that substantially all of our remaining outstanding stock will be tradable, including shares tradable under Rule 144.


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

     For much of the content we license, we pay advances against future royalties, which will be owed on sale of the content. If the content we license does not sell in sufficient quantities, we may not be able to recover all or part of the advances we have paid and our business could be harmed.


We rely on a third party for the hosting of our website and if this hosting service becomes unavailable, our customers will not be able to access our website.

     We currently rely on a third party, which hosts our website at a single location in Sunnyvale, California. We currently do not maintain a redundant website. If for any reason our current website hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our website until these services are restored or until we are able to make arrangements with an alternate provider.


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

     In order to support a growing business, we will need to continue to enhance and expand the technology infrastructure, which supports our business. We have recently converted our central database to a new database based upon technology licensed from Oracle Corporation and we expect to implement a new accounting system in the first half of calendar year 2000. As our business continues to grow, we will need to add additional servers and other hardware and software systems as well as additional sites for website hosting. If we fail to successfully implement these new and enhanced systems, our operations could be disrupted, we may become less competitive, our revenues could be reduced and we may need to incur additional costs to address these issues.


We may have difficulty executing acquisitions and integrating the acquired companies into our business.

  . Our business strategy includes entering into strategic alliances and acquiring complementary businesses, technologies, content or products. In January 1999, we completed the acquisition of Creative Fulfillment, Inc. and in June 1999, we completed the acquisition of Internet Underground Music Archive. These and any other future acquisitions involve risks commonly encountered in acquisitions of companies, including:

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

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music file formats, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and slower access to our website. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three-minute song file can occupy more than three megabytes of storage space. This file could take approximately seven minutes to download over a conventional 56 kbps modem compared to less than one minute over an xDSL or cable modem.

     The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of our infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the "year 2000" problem. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

We must maintain and establish strategic alliances to increase our customer base and enhance our business.

     In an attempt to increase our customer base and traffic on our website, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media, hardware device and Internet-related companies such as: Yahoo, America Online, Creative Labs, Sensory Science, RealNetworks and Real Names. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their obligations as agreed upon. Such agreements also may not be specifically enforceable by us. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice. The termination or impairment of these strategic alliances could reduce our ability to attract new customers.


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

     A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information over public networks. Internet usage may not increase at the rate we expect unless some of these concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Protections against security breaches may not be available at a reasonable price or at all. If a third party were able to circumvent our security measures and misappropriate our users' personal information, it may cause interruptions to our retail website operation, damage our reputation or subject us to claims by users. Any compromise of confidential data during transmission over the Internet may harm our business.


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


We may have liability for content on our website and liability for other materials, which we distribute.

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

     Except for sales of tangible merchandise into certain states, we do not collect sales or other taxes on sales of our products through our websites. Although the Internet Tax Freedom Act precludes, for a period of three years ending January 2002, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on our system, it could affect our cost of doing business.

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


We may have difficulty expanding into international markets, which could limit the growth of our business.

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

     Certain segments of the traditional music industry have not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. We believe that our success is largely dependent upon the ease with which customers can download and play music. We may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and certain artists. The adoption of competing standards may slow the development of the market for downloadable music or result in increased costs of doing business, which could harm our business.


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

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk

     We do not hold derivative or speculative financial instruments and substantially all cash and cash equivalent balances are invested in money market accounts with floating interest rates, therefore we are not subject to significant interest rate risk.

Currency Exchange Rate Risk

     During the period from inception through September 30, 1999, all of our revenues and expenses have been denominated in U.S. dollars. As a result, we have not incurred any realized or unrealized currency exchange rate gains or losses. We do not expect to incur any significant gains and losses during the next twelve months. We have not engaged in foreign currency hedging activities to date, nor do we plan to engage in such activities in the next twelve months.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds

     On September 24, 1999, we completed a public offering of 5,270,000 shares of common stock. In conjunction with this offering the Series B shares converted into 11,757,000 shares of common stock.

     On August 4, we granted warrants for the purchase of 345,000 shares at weighted average exercise price of $14.53 related to the acquisition of certain music rights.

     On September 27, we granted warrants for the purchase of 267,000 shares at weighted average exercise price of $15.00 related to the acquisition of certain music rights.

     The warrants noted above were granted solely to accredited investors in reliance on Regulation D.

Use of Proceeds

     During the quarter ended September 30, 1999, proceeds from the above offering and available cash have been used to pay $40,000 in offering related expenses, to purchase $1,113,000 in fixed assets, and to pay operating expenses, primarily payroll and facilities related, of $14,518,000. The remainder of the proceeds have been invested in money market accounts as of September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits



    27.1  Financial Data Schedule (EDGAR only)


(b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1999                  EMusic.com Inc.


                                  /s/  Joseph Howell
                                  ------------------
                                  Joseph Howell,
                                  Executive Vice President and
                                  Chief Financial Officer