Form 10-Q
period 1999-12-31
EMUSIC COM INC
filed 2000-02-14
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act
                                    Of 1934

                 For the quarterly period ended December 31, 1999

                          Commission File No. 0-24671

                                EMUSIC.COM INC.
       (Exact Name of small business issuer as specified in its charter)

          Delaware                                 65-0207877
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

1991 Broadway, 2nd Floor                             94063
Redwood City,  California                          (Zip Code)
(Address of principal executive offices

      Registrant's telephone number, including area code:  (650) 216-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                             --------------           -----------------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $0.001 Par Value                   36,835,998
         (Class)                         (Outstanding at January 31, 1999)

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1999 ........     3

         Condensed Consolidated Statements of Operations - three and six months ended
          December 31, 1998 and 1999.........................................................     4

         Condensed Consolidated Statements of Cash Flows - three and six months ended
          December 31, 1998 and 1999.........................................................     5

         Notes to Financial Statements.......................................................     6

Item 2. Management's Discussion and Analysis or Plan of Operation............................    10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................   27

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................   28

Item 4.  Aquisitions..........................................................................   28

Item 6.  Exhibits and Reports on Form 8-K.....................................................   29

Signatures....................................................................................   30

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                EMusic.com Inc.
                        (a development stage enterprise)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                           December 31, 1999             June 30, 1999
                                                                           -----------------             --------------
Assets
Current Assets:
  Cash.........................................................                   $ 63,232                    $ 19,002
  Accounts receivable..........................................                        661                          51
  Prepaid expenses and other assets............................                     12,465                         224
                                                                                  --------                    --------
     Total current assets......................................                     76,358                      19,227

Property and equipment, net....................................                      2,949                       1,076
Music content, net.............................................                     19,462                       8,758
Goodwill and intangible assets, net............................                     56,669                      24,680
Other assets...................................................                        489                         430
                                                                                  --------                    --------
        Total assets...........................................                   $155,927                    $ 54,221
                                                                                  ========                    ========

Liabilities, Redeemable Convertible Preferred Stock and
 Stockholders' Equity
Current Liabilities:
  Accounts payable.............................................                   $    807                    $    637
  Accrued liabilities..........................................                      1,414                       1,679
  Accrued compensation and related benefits....................                        566                           -
  Deferred revenue.............................................                        221                         368
                                                                                  --------                    --------
     Total current liabilities.................................                      3,008                       2,684
                                                                                  --------                    --------

Redeemable Convertible Preferred Series B Stock                                          -                      32,550

Stockholders' Equity:
  Capital stock and additional paid-in capital.................                    230,267                      67,844
  Deficit accumulated during the development stage.............                    (77,348)                    (48,857)
                                                                                  --------                    --------
    Total stockholders' equity.................................                    152,919                      18,987
                                                                                  --------                    --------
       Total liabilities, redeemable convertible Preferred
        Stock and stockholders' equity.........................                   $155,927                    $ 54,221
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

                                EMUSIC.COM INC.
                        (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                                                      January 8,
                                             Three months        Three months     Six months      Six months             1998
                                                ended               ended           ended           ended           (Inception) to
                                             December 31,       December 31,      December 31,    December 31,       December 31,
                                                1999                1998            1999            1998                1999
                                                ----                ----            ----            ----                ----
Revenues..................................  $    423         $      8           $     603            $     20           $     695
Cost of revenues..........................       147                4                 172                   4                 199
                                            --------          -------            --------             -------            --------
Gross profit..............................       276                4                 431                  16                 496
                                            --------          -------            --------             -------            --------

Operating expenses:
  Product development.....................     5,890              925              11,901               1,592              24,552
  Selling and marketing...................     5,637                               10,408                                  10,964
  General and administrative..............     1,078              205               1,890                 402               3,708
  Amortization of goodwill and intangible
  assets..................................     2,877                                5,160                                   6,842
                                            --------          -------            --------             -------            --------
      Total operating expenses............    15,482            1,130              29,359               1,994              46,066

Operating loss............................   (15,206)          (1,126)            (28,928)             (1,978)            (45,570)
Interest and other income, net............       948                1               1,154                   3               1,476
                                            --------          -------            --------             -------            --------

Net loss..................................  $(14,258)         $(1,125)           $(27,774)            $(1,975)           $(44,094)
                                            --------          -------            --------             -------            --------

Accretion on Preferred Stock.............         --              (25)               (225)                (25)               (472)
Beneficial conversion charge, Preferred
 Stock....................................        --             (144)                 --                (144)            (31,721)
Dividend on Series B Preferred Stock .....        --               --                (492)                ---              (1,061)
                                            --------          -------            --------             -------            --------

Net loss applicable to Common shares......  $(14,258)        $(1,294)           $(28,491)             $(2,144)           $(77,348)
                                            ========         ========           ========              =======            ========
Net loss per Common share-basic and
 diluted..................................  $  (0.47)        $  (0.09)          $  (1.31)             $ (0.15)           $  (5.03)
                                            ========         ========           ========              =======            ========
Weighted average Common shares
 outstanding - basic and diluted..........    30,586           14,581             21,822               14,504              14,661
                                            ========         ========           ========              =======            ========

   The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                        (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                               Six months        Six months       January 8, 1998
                                                                                 ended              ended         (Inception) to
                                                                               December 31,       December 31,      December 31,
                                                                                  1999               1998              1999
                                                                                  ----               ----              ----
Cash flows from operating activities:
   Net loss.................................................................     $(27,774)        $(1,975)          $(44,094)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation..............................................................          480              14                576
  Amortization of intangible assets and trade names.........................        5,160                              6,842
  Loan interest converted into Series B Preferred Stock.....................            -               -                 34
  Amortization of music content.............................................          100                                102
  Issuance of Common Stock in exchange for services.........................            -               -                 13
  Fair value of equity instruments issued to advisors.......................        6,915             630             15,728
  Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable....................................................         (610)             (4)              (661)
     Prepaid expenses and other assets......................................      (10,236)           (132)           (10,890)
     Accounts payable.......................................................          170              26                386
     Accrued liabilities....................................................       (1,346)              2               (644)
     Accrued compensation and related benefits..............................          197                                367
     Deferred revenue.......................................................          221                                221
                                                                                 ---------        --------          ---------
      Net cash used in operating activities.................................      (27,209)         (1,439)           (32,506)
                                                                                 ---------        --------          ---------

Cash flows from investing activities:
  Purchase of Cductive, net of cash acquired................................          505               -                505
  Purchase of goodwill and intangible assets................................            -               -               (468)
  Purchase of music content.................................................       (9,429)              -            (16,746)
  Purchase of property and equipment........................................       (2,131)            (36)            (3,259)
                                                                                 ---------        --------          ---------
      Net cash used in investing activities.................................      (11,055)            (36)           (19,968)
                                                                                 ---------        --------          ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock through public offering............       84,220               -             84,220
  Issuance costs associated with secondary offering.........................       (1,137)              -             (1,137)
  Proceeds from issuance of Common Stock....................................            -             300                301
  Proceeds from issuance of Common Stock issued in connection with merger...            -               -                688
  Proceeds from repayment of employee notes receivable......................            -               -                 10
  Proceeds from issuance of convertible notes...............................            -             513              1,913
  Proceeds from issuance Series A Preferred Stock and warrants..............            -             500                500
  Proceeds from issuance Series B Preferred Stock...........................            -               -             29,800
  Payment of dividend on Series B Preferred Stock...........................       (1,061)              -             (1,061)
  Exercise of stock options.................................................          472               -                472
                                                                                 ---------        --------          ---------
      Net cash provided by financing activities.............................       82,494            1,313           115,706
                                                                                 ---------        --------          ---------

Net increase (decrease) in cash.............................................       44,230             (162)           63,232
Cash at beginning of period.................................................       19,002              510
                                                                                 ---------        --------          ---------
Cash at end of period.......................................................     $ 63,232          $   348          $ 63,232
                                                                                 ---------        --------          ---------
Supplemental disclosure of non-cash transactions:
 Conversion of notes payable into Common Stock..............................     $      -          $     -          $    170
 Issuance of Common Stock for notes receivable..............................     $      -          $     -          $     10
 Accretion of Preferred Stock to redemption value...........................     $    225          $    25          $    472
 Beneficial conversion charge, Preferred Stock..............................     $      -          $   144          $ 31,721
 Conversion of notes payable and interest to Series B Preferred Stock.......     $      -          $     -          $  1,777
 Conversion of Series A Preferred Stock into series B Preferred Stock.......     $      -          $     -          $    182
 Issuance of Common Stock options for assets................................     $      -          $    44          $     44
 Issuance of warrants for music content.....................................     $    985          $     -          $  2,312
 Issuance of Common Stock in conjunction with acquisitions..................     $ 36,849          $     -          $ 50,178
 Issuance of Common Stock to Nordic.........................................     $      -          $     -          $ 11,084
 Conversion of Series B Preferred Stock into Common Stock...................     $ 32,206          $     -          $ 32,206
 Accrual for amount due on content license..................................     $      -          $     -          $    116

        The accompanying notes are an integral part of these statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company

Emusic.com Inc., a Delaware corporation (the "Company"), formerly known as GoodNoise Corporation, was incorporated on January 8, 1998 to develop and market a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Since its inception, the Company has been in the development stage devoting its efforts primarily to organizing itself as a public reporting entity, recruiting management and technical staff, developing its product, acquiring operating assets and raising capital. The Company operates within one industry segment.

On July 22, 1999, the Company changed its name to Emusic.com Inc. and recapitalized as a Delaware corporation. The accompanying financial statements reflect all share amounts after giving effect to the recapitalization.


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

The financial information as of June 30, 1999 is derived from the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 as filed with the Securities Exchange Commission. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Net Loss per Common Share

The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance, and exclude shares of Common Stock subject to repurchase by the Company. The calculation of diluted net loss per share for all periods presented excludes shares of Common Stock issuable upon exercise of employee stock options and for the six months ended December 31, 1999 and for the period from January 8, 1998 (Inception) to December 31, 1999 excludes Common Stock issuable upon the conversion of Series B Preferred Stock, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per Common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                                                       January 8,
                                               Three months       Three months      Six months       Six months          1998
                                                  ended              ended            ended        (Inception) to         to
                                               December 31,       December 31,      December 31,    December 31,      December 31,
                                                  1999               1998               1999            1998              1999
                                                  ----               ----               ----            ----              ----
Net loss......................................... $(14,258)         $(1,125)        $(27,774)            $(1,975)        $(44,094)
                                                  ---------         --------        ---------            --------        --------
Accretion on Preferred Stock.....................        -              (25)            (225)                (25)            (472)
Beneficial conversion charge, Preferred
 Stock...........................................        -             (144)               -                (144)         (31,721)

Dividend on Series B Preferred Stock.............        -                -             (492)                  -           (1,061)
                                                  ---------         --------        ---------            --------        --------

Net loss applicable to Common shares............. $(14,258)         $(1,294)        $(28,491)            $(2,144)        $(77,348)
                                                  ---------         --------        ---------            --------        --------
Net loss per Common share-basic and
 diluted......................................... $  (0.47)         $ (0.09)        $  (1.31)            $ (0.15)          $(5.03)
                                                  =========         ========        =========            ========        ========
Weighted average Common shares
 outstanding - basic and diluted.................   30,586           14,581           21,822              14,504           14,661
                                                  =========         ========        =========            ========        ========


Warrants of 4,543,000 and 100,000 outstanding as of December 31, 1999 and 1998, respectively, were excluded from the above calculation as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

In addition, options of 7,877,000 and 3,142,000 outstanding as of December 31, 1999 and 1998, respectively were also excluded from the above calculation as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

Comprehensive Net Loss

There are no differences between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.

Segment information

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. During all periods presented, the Company operated in a single business segment, marketing a repertoire of musical recordings offered for sale to consumers by direct file transfer, or "downloading," over the Internet. Through December 31, 1999, foreign operations have not been significant.

Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Managment believes that the impact of SAB 101 will not have a material effect on the financial position or results of the Company.

Note 2 - Mandatorily Redeemable Convertible Preferred Stock

On March 23, 1999 ("Issuance Date"), the Company completed a private placement of 117,570 shares of Series B Convertible Preferred Stock ("Series B"), which included the conversion of outstanding convertible notes and shares of Series A Preferred Stock into Series B Shares. Total proceeds, including proceeds from the convertible notes were $31,577,000 net of issuance costs of $2,724,000. Each share of Series B was convertible into 100 shares of the Company's Common Stock.

On September 24, 1999, the Company completed an underwritten public offering, and consequently the 117,570 shares of Series B were converted to 11,757,000 shares of Common Stock. In conjunction with this conversion, the Company recorded an addition to Common Stock of $12,000 and an increase to additional paid in capital of $32,194,000. During the three months ended December 31, 1999, dividends on the Series B shares of $1,061,000 were paid.

Note 3 - Acquisitions

On December 13, 1999, the Company completed the acquisition of Group K, Inc. (dba "Cductive") for stock, at which time Cductive became a wholly owned subsidiary of the Company. The results of Cductive have been included in the Consolidated Statement of Operations since the date of acquisition. The total purchase price of $36,849,000 consisted of 2,136,000 shares of the Company's Common Stock valued at $32,311,000, assumption of outstanding warrants and options valued at $4,966,000, professional fees of $200,000, assumption of termination contracts of $115,000, and assumption of net assets of $743,000. The acquisition has been accounted for using the purchase method of accounting and, based on a preliminary review, the Company has allocated substantially all of the purchase price to the acquired goodwill and intangible assets. The Company has engaged an independent valuations consultant to perform a review of the Company's preliminary allocation of the purchase price. Any adjustments arising as a result of their review will be recorded upon its completion. The Company is amortizing the goodwill and intangible assets over its estimated life of three years using the straight-line method.

Summarized below are the unaudited pro-forma results of the Company as though Cductive had been acquired at the beginning of the periods presented. Adjustments have been made for the estimated increases in amortization relating to the goodwill and intangible assets acquired and other immaterial pro forma adjustments (in thousands except per share data).

                                                                     Six months ended          Six months ended
                                                                     December 31, 1999         December 31, 1998
                                                                  -----------------------   -----------------------

Revenue........................................................                 $    637                   $    50
Net loss.......................................................                  (29,404)                   (8,439)
Net loss per Common share, basic and diluted...................                 $  (0.94)                  $ (0.52)

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies.

During the quarter, the Company announced the acquisition of Tunes.com Inc., of which the completion of the merger is subject to shareholder approval.

--------------------------------------------------------------------------------
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

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

In addition to historical statements, this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Results." Other risks and uncertainties are disclosed in the Company's prior SEC filings.

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

We have experienced significant growth since inception and in comparison to the three months ended December 31, 1998. The following table (in thousands, except per share data) and analysis sets forth a comparison of the three months and six months ended December 31, 1999 and December 31, 1998.

                                                        Three months        Three months           Six months          Six months
                                                            ended               ended                 ended              ended
                                                         December 31,        December 31,         December 31,        December 31,
                                                            1999                1998                  1999                1998
                                                            ----                ----                  ----                ----

Revenues..............................................        $    423             $     8             $    603        $      20
Cost of revenues......................................             147                   4                  172                4
                                                              --------             -------             --------         --------
Gross margin..........................................              65%                 50%                  71%             80%
Product development...................................           5,890                 925               11,901            1,592
Selling and marketing.................................           5,637                  --               10,408
General and administrative............................           1,078                 205                1,890              402
Amortization of trade names...........................           2,877                  --                5,160
                                                              --------             -------             --------         --------
Total operating expenses..............................          15,482               1,130               29,359           1 ,994
Operating loss........................................         (15,206)             (1,126)             (28,928)          (1,978)
Interest and other income, net........................             948                   1                1,154                3
                                                              --------             -------             --------         --------
Net loss..............................................        $(14,258)            $(1,125)            $(27,774)         $(1,975)
                                                              --------             -------             --------         --------
Accretion on Preferred Stock..........................            --                 (25)                (225)             (25)
Beneficial conversion charge, Preferred Stock.........            --                (144)                  --             (144)
Dividend on Series B Preferred Stock (Note 3).........            --                  --                 (492)              --
                                                              --------             -------             --------         --------
Net loss applicable to Common shares..................        $(14,258)            $(1,294)            $(28,491)         $(2,144)
                                                              ========             =======             =========        =========
Net loss per Common share-basic and diluted...........          $(0.47)             $(0.09)              $(1.31)         $ (0.15)
                                                              ========             =======             ========         =========
Weighted average Common shares outstanding - basic and          30,586              14,581               21,822           14,504
                                                              ========             =======             ========         ========


Net Revenues

EMusic.com is a development stage enterprise that introduced its Internet retail website, www.emusic.com, in April 1998 and began selling digital, downloadable musical recordings and physical merchandise in July 1998. Net revenues are comprised of advertising and downloadable music recordings and for the period ended December 31, 1998 also included sales of physical merchandise. Revenues for the quarters ended December 31, 1999 and 1998 were $423,000 and $8,000, respectively. Revenues for the six months ended December 31, 1999 and 1998 were $603,000 and $20,000, respectively. Revenues increased during periods primarily as a result of increased downloadable music sales generated from the greater amount of content available on the Company's website as well as increased advertising resulting from increased page views.

Cost of Revenues

Cost of revenues include the cost of merchandise sold, if any, credit card processing fees, and royalties on downloadable music. Cost of revenues for the quarters ended December 31, 1999 and 1998 were $147,000 and $4,000, respectively. Cost of revenues for the six months ended December 31, 1999 and 1998 were $172,000 and $4,000, respectively. Gross margins as a percentage of sales for the quarters ended December 31, 1999 and 1998 were 65% and 50%, respectively. Gross margins as a percentage of sales for the six months ended December 31, 1999 and 1998 were 71% and 80%, respectively. Gross margins as a percentage of sales increased significantly when comparing the quarters ended December 31, 1999 and 1998 due to increased sales of higher margin advertising. Gross margins as a percentage of sales decreased when comparing the six months ended December 31, 1999 and 1998 due to the quarter ended September 30, 1998 consisting of only higher margin advertising.

Product Development Expenses

Product development expenses consist principally of website development, software engineering, audio production, graphic design, certain non-recoverable advances to artists, artist development, telecommunications charges, and the cost of development activities which support the Company's music distribution business, including related salaries, rent and depreciation. Product development expenses for the quarters ended December 31, 1999 and 1998 were $5,890,000 and $925,000, respectively. Product development expenses for the six months ended December 31, 1999 and 1998 were

$11,901,000 and $1,592,000, respectively. The increases for the three and six month periods reflected an increase in stock compensation and an increase in the Company's product development efforts, particularly in software engineering, graphic design, and development of the infrastructure and "e-commerce" required to deliver downloadable music from the Company's Internet website. Product development expenses included charges associated with stock warrants and stock options, granted to advisors of $2,955,000 and $534,000 during the quarters ended December 31, 1999 and 1998, respectively, and $6,915,000 and $630,000 during the six months ended December 31, 1999 and 1998, respectively. The Company currently plans to continue aggregating a compelling repertoire of musical recordings available for customer downloads, and therefore expects product development expenses will continue to increase in future periods.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter and six months ended December 31, 1999 were $5,637,000 and $10,408,000, respectively. There were no similar expenses during the quarter and six months ended December 31, 1998. The increase in selling and marketing expenses from year to year reflects the launch of an extensive marketing campaign to establish the brand name "EMusic." In addition the Company implemented certain sales and marketing programs designed to promote its website storefront through strategic alliances, targeted advertising, direct promotion, trade shows and other such activities designed specifically to attract new customers.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal and administrative costs. General and administrative expenses for the quarters ended December 31, 1999 and 1998 were $1,078,000 and $205,000, respectively. General and administrative expenses for the six months ended December 31, 1999 and 1998 were $1,890,000 and $402,000, respectively. General and administrative expenses increased principally as a result of additional headcount required to manage the Company's growing operations. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

Amortization of Goodwill and Intangible Assets

During 1999, we purchased the "EMusic," "IUMA" and certain other trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over three-year lives, resulting in an amortization expense of $2,283,000 per quarter through the year ending June 30, 2002.

On December 13, 1999, we purchased Group K, Inc. (dba "Cductive") for a total of $36,849,000 in stock. We began amortizing this cost over a three-year life, resulting in an amortization expense of $594,000 for the quarter and six months ended December 31, 1999.

The combined amortization expenses for the quarter and six months ended December 31, 1999 were $2,877,000 and $5,160,000, respectively. There was no similar expenses for the quarter and six months ended December 31, 1998.

Operating Expenses Exclusive of Cductive and Non-cash Charges

Total operating expenses exclusive of Cductive and non-cash charges for the quarters ended December 31, 1999 and 1998 were $9,160,000 and $587,000, respectively. Cductive and non-cash charges for the quarter ended December 31, 1999 included charges related to Cductive for the period from acquisition to December 31, 1999 of $210,000, depreciation of $280,000, stock compensation charges of $2,955,000 and amortization of trade names of $2,877,000. During the quarter ending December 31, 1998 non-cash charges included depreciation of $9,000 and stock compensation of $534,000.

Total operating expenses exclusive of Cductive and non-cash charges for the six months ended December 31, 1999 and 1998 were $16,594,000 and $402,000, respectively. Cductive and non-cash charges for the six months ended December 31, 1999 included charges related to Cductive for the period from acquisition to December 31, 1999 of $210,000, depreciation of $480,000, stock compensation charges of $6,915,000 and amortization of trade names of $5,160,000.

During the six months ending December 31, 1998 non-cash charges included depreciation of $14,000 and stock compensation of $630,000.

Liquidity and Capital Resources

At December 31, 1999, the Company had a cash balance of $63,232,000. Net cash of $27,209,000 was used for operating activities for the six months ended December 31, 1999, principally as a result of net losses of $27,774,000 generated during the period and the increase of prepaid expenses and other assets of $10,236,000, offset by non-cash expenses of $12,555,000 associated with stock options and warrants granted to advisors, amortization of goodwill and intangible assets and depreciation. Purchases of capital equipment for the six months ended December 31, 1999 totaled $2,131,000. The Company expects to incur negative cash flow from operations for the foreseeable future, as it continues to develop its market and operations.

In April 1999, the Company entered into a five-year lease agreement for office space. Under the terms of the agreement, the Company is required to make minimum monthly lease payments of $67,000 for a period of 60 months commencing in April of 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

On September 24, 1999 the Company completed a public offering of 5,270,000 shares of Common Stock for proceeds of $79,682,000, net of issuance costs of $1,137,000.

On October 27, 1999, the Company issued an additional 300,000 shares of Common Stock for net proceeds of $4,538,000 in connection with the exercise by the underwriters of their over-allotment option.

The Company believes its balances of cash, cash equivalents, short-term investments will be sufficient to meet its cash requirements over the next twelve months. However, if the Company should need to obtain additional capital or short-term borrowings, there can no assurance such capital or borrowings could be obtained on favorable terms or at favorable rates, or at all.

YEAR 2000

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 1999. As a result, as EMusic transitions from the 20th century to the 21st century, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the year 2000 issue.

Through January 2000. The Company experienced a limited number of minor malfunctions in its information technology systems as the result of the Year
2000 date change.   None of these failures had an impact on the Company's
financial performance or operations. The Company could experience additional malfunctions not previously detected but the Company believes that these additional malfunctions, if any, will not have a material impact on the Company's results of operations or financial condition.

The Company is in part dependent on third party suppliers. Through January 2000, the Company's key third party suppliers have not reported any significant Year 2000 compliance problems. However, because the Company's continued Year 2000 compliance is in part dependent on the continued compliance of third parties, there can be no assurance that problems with third party suppliers will not have an adverse affect on the Company's results of operations or financial condition.

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

From inception through December 31, 1999, we had a deficit accumulated during the development stage of $77.3 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long-term success that we continue to develop "EMusic" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.


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

As of December 31, 1999, there were approximately 34,000,000 shares of Common Stock outstanding, of which approximately 32,000,000 were tradable without restriction under the Securities Act, tradable under Rule 144 or covered by an effective resale registration statement.


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

Our business strategy includes entering into strategic alliances and acquiring complementary businesses, technologies, content or products. In January 1999, we completed the acquisition of Creative Fulfillment, Inc., in June 1999, we completed the acquisition of Internet Underground Music Archive, and in December 1999, we completed the acquisition of Group K, Inc. (dba "Cductive"). In November 1999, we announced our proposed acquisition of Tunes.com Inc. We expect this acquisition to be completed in the quarter ending March 31, 2000. These and any other future acquisitions involve risks commonly encountered in acquisitions of companies, including:

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

Certain companies have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. In 1999, Time Warner and Sony's Columbia House unit announced an agreement to merge with CDNow. Also in 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities. Sony has announced that it will make its music content downloadable from the Internet using Microsoft's multimedia software. In addition, Universal Music Group and BMG Entertainment have announced a joint venture to form an online music store. The announced acquisition of Time Warner by America Online could also result in increased competition to the Company. Finally, MusicMaker, Inc. announced in January 2000 that it was examining its strategic options.

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

In an attempt to increase our customer base and traffic on our website, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we have entered into strategic alliances with various media, hardware device and Internet-related companies such as: Yahoo, America Online and RealNetworks. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their obligations as agreed upon. Such agreements also may not be specifically enforceable by us. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice. The termination or impairment of these strategic alliances could reduce our ability to attract new customers.

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

We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of EMusic as a company. For example, some of the major recording studios formed the Secured Digital Music Initiative in early 1999 to develop a framework and standard for the electronic delivery of music. If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed.

Mp3 technology is controversial within certain segments of the traditional music industry and we may face continued opposition to our use of mp3, which may slow market development and harm our business.

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

We may discover year 2000 compliance problems in our systems that will require substantial revision. If we unexpectedly experience failures related to the year 2000 problem or if we fail to fix or replace any affected systems on a timely basis, our business could be harmed. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control, as well as the general infrastructure of the Internet, may not be year 2000 compliant. Failure of third parties or of the general Internet infrastructure to be year 2000 compliant could prevent us from publishing our content, generating sales or collecting revenue, decrease the use of the Internet or prevent users from accessing our websites for a substantial period of time which could harm our business. For more information on our state of readiness, costs and rights associated with year 2000 issues, see "Management Discussion and Analysis of Financial Condition and Results of Operation--YEAR 2000."

Our executive officers and directors control approximately 19% of our Common Stock and have power to influence significant corporate matters, which may delay, deter or prevent transactions that could benefit our stockholders.

Executive officers and directors, in the aggregate, beneficially own approximately 19% of our outstanding Common Stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of EMusic and may make some transactions more difficult or impossible without the support of these stockholders.

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

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk

The Company does not hold derivative or speculative financial instruments and substantially all cash and cash equivalent balances are invested in money market accounts with floating interest rates, therefore the Company is not subject to significant interest rate risk.

Currency Exchange Rate Risk

During the period from inception through December 31, 1999, all of the Company's revenues and expenses have been denominated in U.S. dollars. As a result, the Company has not incurred any realized or unrealized currency exchange rate gains or losses. The Company does not expect to incur any significant gains and losses during the next twelve months. The Company has not engaged in foreign currency hedging activities to date.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On September 24, 1999 the Company completed a public offering of 5,270,000 shares of Common Stock for proceeds of $79,682,000, net of issuance costs of $1,137,000. In conjunction with this offering the Series B shares converted into 11,757,000 shares of Common Stock.

On October 27, 1999, the Company issued an additional 300,000 shares of Common Stock for net proceeds of $4,538,000 in connection with the exercise by the underwriters of their over-allotment option.

During the quarter ended December 31, 1999, the Company granted warrants for the purchase of 419,000 shares to advisors and in conjunction with the acquisition of musical content during quarter. All of such warrants were granted to accredited investors pursuant to Regulation D.

During the quarter, the Company also issued approximately 2,136,000 shares in connection with the acquisition of Group K, Inc. pursuant to Regulation D, and approximately 64,000 shares in connection with one isolated transaction pursuant to Section 4(2) of the Securities Act of 1933.

Use of Proceeds

During the quarter ended December 31, 1999, proceeds from the above offering and available cash have been used to pay $40,000 in offering related expenses, to purchase $1,018,000 in fixed assets, and to pay operating expenses, primarily payroll and facilities related, of $12,838,000. The remainder of the proceeds has been invested in money market accounts as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's stockholders held November 19, 1999 the following matters were voted upon:

1)  The following individuals were elected to Class 1 of the Company's Board of
    Directors:

    Nominee             Votes Cast For         Withheld or Against
    -------             --------------         -------------------
    Tor Braham          23,802,813             11,800
    Robert H. Kohn      23,803,113             11,500

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2) Proposal to ratify the selection of PricewaterhouseCoopers LLP, as independent accountants for the Company for the fiscal year ended June 30, 2000.

     Votes For          Votes Against          Abstain
     ---------          -------------          -------
     23,811,653         2,750                  210

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1  Financial Data Schedule (EDGAR only)


(b) Reports on Form 8-K filed during the three months ended December 31, 1999.

    On November 15, 1999, the Company filed a Form 8-K describing the acquisition of Group K, Inc. (dba "Cductive").

    On November 29, 1999, the Company filed a Form 8-K describing the acquisition of Tunes.com Inc.

    On December 22, 1999, the Company filed a Form 8-K/A which amends the following items, financial statements, exhibits or other portions of its Current Report on Form 8-K dated November 15, 1999, related to the Registrant's completion of the acquisition of Group K, Inc. (dba "Cductive").

    On December 22, 1999, the Company filed a Form 8-K/A which amends the following items, financial statements, exhibits or other portions of its Current Report on Form 8-K dated November 29, 1999, related to the Registrant's completion of the acquisition of Tunes.com Inc.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 11, 1999           EMusic.com Inc.


                                  /s/  Joseph Howell
                                  ------------------
                                  Joseph Howell,
                                  Executive Vice President and
                                  Chief Financial Officer