Form 10-Q/A
period 1999-12-31
EMUSIC COM INC
filed 2000-02-22
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q/A

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

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1999 ........     1

         Condensed Consolidated Statements of Operations - three and six months ended
          December 31, 1998 and 1999.........................................................     2

         Condensed Consolidated Statements of Cash Flows - three and six months ended
          December 31, 1998 and 1999.........................................................     3

         Notes to Financial Statements.......................................................     4

Item 2. Management's Discussion and Analysis or Plan of Operation............................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................   25

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................   26

Item 4.  Aquisitions..........................................................................   26

Item 6.  Exhibits and Reports on Form 8-K.....................................................   27

Signatures....................................................................................   28

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                EMusic.com Inc.
                        (a development stage enterprise)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                           December 31, 1999             June 30, 1999
                                                                           -----------------             --------------
Assets
Current Assets:
  Cash.........................................................                   $ 63,232                    $ 19,002
  Accounts receivable..........................................                        661                          51
  Prepaid expenses and other assets............................                     12,465                         224
                                                                                  --------                    --------
     Total current assets......................................                     76,358                      19,277

Property and equipment, net....................................                      2,949                       1,076
Music content, net.............................................                     19,462                       8,758
Goodwill and intangible assets, net............................                     56,669                      24,680
Other assets...................................................                        489                         430
                                                                                  --------                    --------
        Total assets...........................................                   $155,927                    $ 54,221
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

                                EMUSIC.COM INC.
                        (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                                                      January 8,
                                             Three months        Three months     Six months      Six months             1998
                                                ended               ended           ended           ended           (Inception) to
                                             December 31,       December 31,      December 31,    December 31,       December 31,
                                                1999                1998            1999            1998                1999
                                                ----                ----            ----            ----                ----
Revenues..................................  $    423         $      8           $     603            $     20           $     695
Cost of revenues..........................       147                4                 172                   4                 199
                                            --------          -------            --------             -------            --------
Gross profit..............................       276                4                 431                  16                 496
                                            --------          -------            --------             -------            --------

Operating expenses:
  Product development.....................     5,890              925              11,901               1,592              24,552
  Selling and marketing...................     5,637                               10,408                                  10,964
  General and administrative..............     1,078              205               1,890                 402               3,708
  Amortization of goodwill and intangible
  assets..................................     2,877                                5,160                                   6,842
                                            --------          -------            --------             -------            --------
      Total operating expenses............    15,482            1,130              29,359               1,994              46,066

Operating loss............................   (15,206)          (1,126)            (28,928)             (1,978)            (45,570)
Interest and other income, net............       948                1               1,154                   3               1,476
                                            --------          -------            --------             -------            --------

Net loss..................................  $(14,258)         $(1,125)           $(27,774)            $(1,975)           $(44,094)
                                            --------          -------            --------             -------            --------

Accretion on Preferred Stock.............         --              (25)               (225)                (25)               (472)
Beneficial conversion charge, Preferred
 Stock....................................        --             (144)                 --                (144)            (31,721)
Dividend on Series B Preferred Stock .....        --               --                (492)                ---              (1,061)
                                            --------          -------            --------             -------            --------

Net loss applicable to Common shares......  $(14,258)        $(1,294)           $(28,491)             $(2,144)           $(77,348)
                                            ========         ========           ========              =======            ========
Net loss per Common share-basic and
 diluted..................................  $  (0.47)        $  (0.09)          $  (1.31)             $ (0.15)           $  (5.28)
                                            ========         ========           ========              =======            ========
Weighted average Common shares
 outstanding - basic and diluted..........    30,586           14,581             21,822               14,504              14,661
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

                                EMUSIC.COM INC.
                        (a development stage enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                               Six months        Six months       January 8, 1998
                                                                                 ended              ended         (Inception) to
                                                                               December 31,       December 31,      December 31,
                                                                                  1999               1998              1999
                                                                                  ----               ----              ----
Cash flows from operating activities:
   Net loss.................................................................     $(27,774)        $(1,975)          $(44,094)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation..............................................................          480              14                576
  Amortization of intangible assets and trade names.........................        5,160                              6,842
  Loan interest converted into Series B Preferred Stock.....................            -               -                 34
  Amortization of music content.............................................          100                                102
  Issuance of Common Stock in exchange for services.........................            -               -                 13
  Fair value of equity instruments issued to advisors.......................        6,915             630             15,728
  Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable....................................................         (610)             (4)              (661)
     Prepaid expenses and other assets......................................      (10,722)           (132)           (11,376)
     Accounts payable.......................................................          170              26                386
     Accrued liabilities....................................................       (1,346)              2               (644)
     Accrued compensation and related benefits..............................          197                                367
     Deferred revenue.......................................................          221                                221
                                                                                 ---------        --------          ---------
      Net cash used in operating activities.................................      (27,209)         (1,439)           (32,506)
                                                                                 ---------        --------          ---------

Cash flows from investing activities:
  Purchase of Cductive, net of cash acquired................................          505               -                505
  Purchase of goodwill and intangible assets................................            -               -               (468)
  Purchase of music content.................................................       (9,429)              -            (16,746)
  Purchase of property and equipment........................................       (2,131)            (36)            (3,259)
                                                                                 ---------        --------          ---------
      Net cash used in investing activities.................................      (11,055)            (36)           (19,968)
                                                                                 ---------        --------          ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock through public offering............       84,220               -             84,220
  Issuance costs associated with secondary offering.........................       (1,137)              -             (1,137)
  Proceeds from issuance of Common Stock....................................            -             300                301
  Proceeds from issuance of Common Stock issued in connection with merger...            -               -                688
  Proceeds from repayment of employee notes receivable......................            -               -                 10
  Proceeds from issuance of convertible notes...............................            -             513              1,913
  Proceeds from issuance Series A Preferred Stock and warrants..............            -             500                500
  Proceeds from issuance Series B Preferred Stock...........................            -               -             29,800
  Payment of dividend on Series B Preferred Stock...........................       (1,061)              -             (1,061)
  Exercise of stock options.................................................          472               -                472
                                                                                 ---------        --------          ---------
      Net cash provided by financing activities.............................       82,494            1,313           115,706
                                                                                 ---------        --------          ---------

Net increase (decrease) in cash.............................................       44,230             (162)           63,232
Cash at beginning of period.................................................       19,002              510
                                                                                 ---------        --------          ---------
Cash at end of period.......................................................     $ 63,232          $   348          $ 63,232
                                                                                 ---------        --------          ---------
Supplemental disclosure of non-cash transactions:
 Conversion of notes payable into Common Stock..............................     $      -          $     -          $    170
 Issuance of Common Stock for notes receivable..............................     $      -          $     -          $     10
 Accretion of Preferred Stock to redemption value...........................     $    225          $    25          $    472
 Beneficial conversion charge, Preferred Stock..............................     $      -          $   144          $ 31,721
 Conversion of notes payable and interest to Series B Preferred Stock.......     $      -          $     -          $  1,777
 Conversion of Series A Preferred Stock into series B Preferred Stock.......     $      -          $     -          $    182
 Issuance of Common Stock options for assets................................     $      -          $    44          $     44
 Issuance of warrants for music content.....................................     $    985          $     -          $  2,312
 Issuance of Common Stock in conjunction with acquisitions..................     $ 36,849          $     -          $ 50,178
 Issuance of Common Stock to Nordic.........................................     $      -          $     -          $ 11,084
 Conversion of Series B Preferred Stock into Common Stock...................     $ 32,206          $     -          $ 32,206
 Accrual for amount due on content license..................................     $      -          $     -          $    116

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

                                                                                                                       January 8,
                                               Three months       Three months      Six months       Six months          1998
                                                  ended              ended            ended        (Inception) to         to
                                               December 31,       December 31,      December 31,    December 31,      December 31,
                                                  1999               1998               1999            1998              1999
                                                  ----               ----               ----            ----              ----
Net loss......................................... $(14,258)         $(1,125)        $(27,774)            $(1,975)        $(44,094)
                                                  ---------         --------        ---------            --------        --------
Accretion on Preferred Stock.....................        -              (25)            (225)                (25)            (472)
Beneficial conversion charge, Preferred
 Stock...........................................        -             (144)               -                (144)         (31,721)

Dividend on Series B Preferred Stock.............        -                -             (492)                  -           (1,061)
                                                  ---------         --------        ---------            --------        --------

Net loss applicable to Common shares............. $(14,258)         $(1,294)        $(28,491)            $(2,144)        $(77,348)
                                                  ---------         --------        ---------            --------        --------
Net loss per Common share-basic and
 diluted......................................... $  (0.47)         $ (0.09)        $  (1.31)            $ (0.15)        $  (5.28)
                                                  =========         ========        =========            ========        ========
Weighted average Common shares
 outstanding - basic and diluted.................   30,586           14,581           21,822              14,504           14,661
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

Liquidity and Capital Resources

At December 31, 1999, the Company had a cash balance of $63,232,000. Net cash of $27,209,000 was used for operating activities for the six months ended December 31, 1999, principally as a result of net losses of $27,774,000 generated during the period and the increase of prepaid expenses and other assets of $10,722,000, offset by non-cash expenses of $12,555,000 associated with stock options and warrants granted to advisors, amortization of goodwill and intangible assets and depreciation. Purchases of capital equipment for the six months ended December 31, 1999 totaled $2,131,000. The Company expects to incur negative cash flow from operations for the foreseeable future, as it continues to develop its market and operations.

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

Use of Proceeds

During the quarter ended December 31, 1999, proceeds from the above offering and available cash have been used to pay $1,100,000 in offering related expenses, to purchase $1,018,000 in fixed assets, and to pay operating expenses, primarily payroll and facilities related, of $12,838,000. The remainder of the proceeds has been invested in money market accounts as of December 31, 1999.

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

(a) Exhibits

    27.1  Financial Data Schedule (EDGAR only)*

       *  Previously filed


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


Date: February 18, 1999           EMusic.com Inc.


                                  /s/  Joseph Howell
                                  ------------------
                                  Joseph Howell,
                                  Executive Vice President and
                                  Chief Financial Officer