Form 10-Q
period 2000-03-31
EMUSIC COM INC
filed 2000-05-15
CIK 1065013

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ------------------------------

                                   FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act
                                    Of 1934

                  For the quarterly period ended March 31, 2000

                          Commission File No. 0-24671

                                EMUSIC.COM INC.
           (Exact Name of registrant as specified in its charter)

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

                          Yes    X               No
                             ---------             ---------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, $0.001 Par Value                            42,863,143
          (Class)                               (Outstanding at April 30, 2000)

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31,
          2000 and June 30, 1999.................................      3

         Condensed Consolidated Statements of Operations - three
          and nine months ended March 31, 2000 and 1999..........      4

         Condensed Consolidated Statements of Cash Flows - nine
          months ended March 31, 2000 and 1999...................      5

         Notes to Financial Statements...........................      6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................     10

Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk...................................................     27

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...............     28

Item 4.  Acquisitions............................................     28

Item 6.  Exhibits and Reports on Form 8-K........................     29

Signatures.......................................................     30

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                EMUSIC.COM INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                      March 31, 2000              June 30, 1999
                                                                 -------------------------  -------------------------
Assets
Current Assets:
  Cash and cash equivalents....................................                  $ 46,914                   $ 19,002
  Accounts receivable, net.....................................                     2,812                         51
  Prepaid expenses and other assets............................                    14,145                        224
                                                                                 --------                   --------
     Total current assets......................................                    63,871                     19,277

Property and equipment, net....................................                     4,792                      1,076
Music content, net.............................................                    23,019                      8,758
Intangible assets, net.........................................                   184,327                     24,680
Other assets...................................................                       512                        430
                                                                                 --------                   --------
       Total assets............................................                  $276,521                   $ 54,221
                                                                                 ========                   ========

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Equity
Current Liabilities:
  Accounts payable.............................................                  $  1,885                   $    637
  Accrued liabilities..........................................                     5,555                      1,679
  Accrued compensation and related benefits....................                     1,600                        368
  Deferred revenue.............................................                     1,407                          -
                                                                                 --------                   --------
     Total current liabilities.................................                    10,447                      2,684

  Capital lease obligation.....................................                       289                          -
                                                                                 --------                   --------
       Total liabilities.......................................                    10,736                      2,684

Mandatorily Redeemable Convertible Preferred Stock                                      -                     32,550

Stockholders' Equity:
  Capital stock and additional paid-in capital.................                   365,662                     67,844
  Accumulated deficit..........................................                   (99,877)                   (48,857)
                                                                                 --------                   --------
    Total stockholders' equity.................................                   265,785                     18,987
                                                                                 --------                   --------
       Total liabilities, redeemable convertible preferred
        Stock and stockholders' equity.........................                  $276,521                   $ 54,221
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

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                            Three months       Three months       Nine months        Nine months
                                                               ended              ended              ended              ended
                                                           March 31, 2000     March 31, 1999     March 31, 2000     March 31, 1999

Revenues................................................          $  2,100           $     21           $  2,703           $     42
Cost of revenues........................................               579                  9                751                 14
                                                                  --------           --------           --------           --------
Gross profit............................................             1,521                 12              1,952                 28
                                                                  --------           --------           --------           --------

Operating expenses:
  Product development  (including stock compensation
   charges for the quarters ended March 31, 2000 and
   1999 of $2,072 and $865, respectively, and $8,987
   and $1,496 for the nine months ended March 31, 2000
   and 1999, respectively)..............................             6,994              1,654             18,895              3,246
   Selling and marketing................................             8,810                 --             19,218                 --
  General and administrative............................             2,141                314              4,031                716
  Amortization of intangible assets.....................             7,132                334             12,292                334
                                                                  --------           --------           --------           --------
      Total operating expenses..........................            25,077              2,302             54,436              4,296
                                                                  --------           --------           --------           --------
Operating loss..........................................           (23,556)            (2,290)           (52,484)            (4,268)

Interest and other income, net..........................             1,027                  1              2,181                  5
                                                                  --------           --------           --------           --------
Net loss................................................           (22,529)            (2,289)           (50,303)            (4,263)

                                                                  --------           --------           --------           --------
Accretion of Preferred Stock............................                --                 (8)              (225)               (33)

Beneficial conversion charge, Preferred Stock...........                --            (31,577)                              (31,721)

Dividend on Preferred Stock (Note 3)....................                --                (40)              (492)               (40)

                                                                  --------           --------           --------           --------
Net loss applicable to Common shares....................          $(22,529)          $(33,914)          $(51,020)          $(36,057)

                                                                  ========           ========           ========           ========
Net loss per Common share-basic and diluted.............            $(0.62)            $(2.31)            $(1.92)            $(2.48)

                                                                  ========           ========           ========           ========
Weighted average Common shares outstanding - basic and
 diluted................................................            36,201             14,674             26,615             14,561
                                                                  ========           ========           ========            =======

   The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                            Nine months ended   Nine months ended
                                                                                                 March 31,           March 31,
                                                                                                   2000                1999
                                                                                                 --------             -------
Cash flows from operating activities:
   Net loss....................................................................................  $(50,303)            $(4,263)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.................................................................................     1,135                  28
  Amortization of intangible assets............................................................    12,292                 334
  Loan interest converted into Preferred Stock.................................................         -                  34
  Amortization of music content................................................................       235                   -
  Fair value of equity instruments issued to advisors..........................................     8,987               1,496
  Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable.......................................................................      (572)                 (4)
     Prepaid expenses and other assets.........................................................   (12,373)               (255)
     Accounts payable..........................................................................       843                 263
     Accrued liabilities.......................................................................    (1,839)              2,564
     Accrued compensation and related benefits.................................................       182                  21
       Deferred revenue........................................................................       656                   -
                                                                                                 --------             -------
      Net cash (used in) provided by operating activities......................................   (40,757)                218
                                                                                                 --------             -------

Cash flows from investing activities:
  Acquisitions, net of cash acquired...........................................................    1,500                (311)
  Purchase of music content....................................................................  (12,388)                  -
  Capital expenditures.........................................................................   (3,143)               (143)
                                                                                                --------             -------
      Net cash used in investing activities....................................................  (14,031)               (454)
                                                                                                --------             -------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock.......................................................   84,220                 300
  Issuance costs associated with secondary offering............................................   (1,137)                  -
  Proceeds from issuance of convertible notes..................................................        -               1,744
  Proceeds from issuance of Preferred Stock and warrants.......................................        -              30,300
  Payment of dividend on Preferred Stock.......................................................   (1,061)                  -
  Payment of capital lease                                                                           (29)                  -
  Exercise of stock options....................................................................      707                   -
                                                                                                --------             -------
      Net cash provided by financing activities................................................   82,700              32,344
                                                                                                --------             -------

Net increase in cash...........................................................................   27,912              32,108
Cash at beginning of period....................................................................   19,002                 510
                                                                                                --------             -------
Cash at end of period.......................................................................... $ 46,914             $32,618
                                                                                                ========             =======
Supplemental disclosure of non-cash transactions:
 Accretion of Preferred Stock to redemption value.............................................. $    225             $    33
 Beneficial conversion charge, Preferred Stock................................................. $      -             $31,721
 Issuance of Common Stock options for assets................................................... $      -             $    45
 Issuance of warrants for music content........................................................ $  1,412             $     -
 Issuance of Common Stock in conjunction with acquisitions..................................... $116,243             $     -
 Conversion of Series B Preferred Stock into Common Stock...................................... $ 32,206             $     -

        The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company

Emusic.com Inc., a Delaware corporation (the "Company"), formerly known as GoodNoise Corporation, was incorporated on January 8, 1998, and is an online music network of Web sites (including EMusic.com, RollingStone.com, IUMA.com and DownbeatJazz.com) that offers music consumers a repertoire of musical recordings for sale by direct file transfer or "downloading," as well as extensive and exclusive music content and interactive features and provides advertisers a marketing channel to reach these consumers across both broad and targeted demographic groups.


Basis of Presentation

In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a basis consistent with prior periods reported consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

All significant inter-company balances and transactions have been eliminated.

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

Net Loss per Common Share

The weighted average shares used to compute basic net loss per share includes outstanding shares of Common Stock from the date of issuance, and excludes shares of Common Stock subject to our repurchase. The calculation of diluted net loss per share for all periods presented excludes shares of Common Stock issuable upon exercise of employee stock options and upon the conversion of Preferred Stock, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per Common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                     Three months       Three months      Nine months         Nine months
                                                         ended              ended            ended               ended
                                                    March 31, 2000     March 31, 1999    March 31, 2000      March 31, 1999
Net loss.........................................          $(22,529)          $ (2,289)          $(50,303)          $ (4,263)
                                                           --------           --------           --------           --------
Accretion of Preferred Stock.....................                 -                 (8)              (225)               (33)
Beneficial conversion charge, Preferred Stock....                 -            (31,577)                              (31,721)
Dividend on Preferred Stock (Note 3).............                 -                (40)              (492)               (40)
                                                           --------           --------           --------           --------
Net loss applicable to Common shares.............          $(22,529)          $(33,914)          $(51,020)          $(36,057)
                                                           ========           ========           ========           ========
Net loss per Common share-basic and diluted......          $  (0.62)            $(2.31)          $  (1.92)            $(2.48)
                                                           ========           ========           ========           ========
Weighted average Common shares outstanding -
 basic and diluted...............................            36,201             14,674             26,615             14,561
                                                           ========           ========           ========           ========


Warrants for 5,373,000 and 100,000 shares outstanding as of March 31, 2000 and 1999, respectively, were excluded from the above calculation, as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

Options for 10,629,000 and 4,263,000 shares outstanding as of March 31, 2000 and 1999, respectively, were also excluded from the above calculation, as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

Shares issuable upon the conversion of Preferred Stock of 11,757,000 as of March 31, 1999 were excluded from the above calculation, as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share. There were no such shares outstanding as of March 31, 2000.


Comprehensive Net Loss

There are no differences between our net loss as reported for any of the periods reported herein and our comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.


Segment information

We have adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. During all periods presented, we operated in a single business segment, an online music network of Web sites (including EMusic.com, RollingStone.com, IUMA.com and DownbeatJazz.com) that offers music consumers a repertoire of musical recordings offered for sale by direct file transfer, or "downloading," as well as extensive and exclusive music content and interactive features and provides advertisers a marketing channel to reach these consumers across both broad and targeted demographic groups. Through March 31, 2000, foreign operations have not been significant.


Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but do not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fourth fiscal quarter ending June 30, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications for existing stock options. We are currently evaluating the impact of FASB Interpretation No. 44 on our financial statements and related disclosures, but do not expect that such impact, if any, will be material. FIN 44 will be effective for fiscal quarters beginning July 1, 2000, but certain comments cover specific events that occur after December 15, 1998 or January 12, 2000.

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

During the quarter ended September 30, 1999, we recorded a charge of $224,000 to accumulated deficit related to the accretion of the Series B shares to the redemption value. In addition, we recorded a charge of $493,000 to accumulated deficit for the 6% accrued dividends on the Series B shares.

On September 24, 1999, we completed an underwritten public offering, and consequently the 117,570 shares of Series B were converted to 11,757,000 shares of Common Stock. In conjunction with this conversion, we recorded an addition to Common Stock of $12,000 and an increase to additional paid in capital of $32,194,000. During the three months ended March 31, 2000, dividends on the Series B shares of $1,061,000 were paid.


Note 3 - Acquisitions

On December 13, 1999, we acquired all of the stock of Group K, Inc. (dba "Cductive"). The total purchase price of $36,612,000 consisted of 2,136,000 shares of our Common Stock valued at $30,975,000, assumption of outstanding warrants and options valued at $5,322,000, and professional fees of $315,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in our condensed financial statements from the date of acquisition. The purchase price was allocated to the acquired net assets of $743,000, goodwill of $34,096,000 and other intangible assets of $1,773,000, pursuant to the review by an independent valuations consultant. We are amortizing the goodwill and intangible assets over their estimated life of three years using the straight-line method.

On February 15, 2000, we acquired all of the outstanding stock of Tunes.com Inc. The total purchase price of $136,121,000 consisted of 5,967,000 shares of our Common Stock valued at $85,268,000, assumption of outstanding warrants and options valued at $48,853,000, and professional fees of $2,000,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the acquired net assets of $51,000, goodwill of $63,182,000, the RollingStone.com tradename of $71,470,000 and other intangible assets of $1,418,000, pursuant to the review by an independent valuations consultant. We are amortizing, on a straight-line basis, the goodwill and tradename over the estimated life of ten years and the other intangible assets over the estimated life of one year.

The following table sets forth the Pro Forma Revenue, Pro Forma Net Loss and Pro Forma Net Loss per Common share- basic and diluted, as though the acquisition of Tunes.com Inc. occurred at the beginning of the periods presented.

                                                     Three months       Three months     Nine months ended  Nine months ended
                                                         ended              ended         March 31, 2000     March 31, 1999
                                                    March 31, 2000     March 31, 1999

Pro Forma Revenue................................             3,151                998              7,470              2,372
Pro Forma Net loss...............................          $(25,800)           $(9,259)          $(75,496)          $(26,774)
Pro Forma Net loss per Common share- basic and
 diluted.........................................          $  (0.66)           $ (1.98)          $  (2.41)          $  (2.85)

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF   OPERATIONS
--------------------------------------------------------------------------------

EMusic.com Inc., a Delaware corporation (the "Company"), formerly known as GoodNoise Corporation, was incorporated on January 8, 1998, and is an online music network of Web sites (including EMusic.com, RollingStone.com, IUMA.com and DownbeatJazz.com) that offers music consumers a repertoire of musical recordings for sale by direct file transfer or "downloading," as well as extensive and exclusive music content and interactive features and provides advertisers a marketing channel to reach these consumers across both broad and targeted demographic groups.

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


RESULTS OF OPERATIONS

We were incorporated on January 8, 1998, and through March 31, 2000, have incurred significant costs to organize and develop an Internet website through which we conduct our business. We began selling musical recordings over the Internet in July 1998. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain downloadable sound recordings, our ability to create, license, and deliver compelling music-related content, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset or company acquisitions into our existing business operations, the level of traffic on our websites, intense competition from other providers of music-related content over the Internet, the entrance of established music and/or software companies into the on-line music industry, delays or errors in our ability to effect electronic commerce transactions, our ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, our promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by us and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

We have experienced significant growth since inception and in comparison to the three months ended March 31, 1999. The following table (in thousands, except per share data) and analysis sets forth a comparison of the three months and nine months ended March 31, 2000 and 1999.

                                                        Three months       Three months     Nine months ended  Nine months ended
                                                            ended              ended         March 31, 2000     March 31, 1999
                                                       March 31, 2000     March 31, 1999

Revenues............................................            $2,100             $   21            $ 2,703             $   42
Cost of revenues....................................               579                  9                751                 14
                                                                ------             ------            -------             ------
Gross profit........................................             1,521                 12              1,952                 28
Gross Margin........................................                72%                57%                72%                67%
Product development.................................             4,922                789              9,908              1,750
Stock compensation..................................             2,072                865              8,987              1,496
                                                                ------             ------            -------             ------
  Total product development.........................             6,994              1,654             18,895              3,246
Selling and marketing...............................             8,810                                19,218
General and administrative..........................             2,141                314              4,031                716
Amortization of intangible assets...................             7,132                334             12,292                334

Net Revenues

On February 15, 2000, we acquired all of the outstanding stock of Tunes.com Inc., the Chicago, Illinois-based operator of RollingStone.com and DownbeatJazz.com. We accounted for the acquisition using the purchase method of accounting and included the results of Tunes.com in the consolidated financial statements from the date of acquisition. Net revenues are primarily comprised of advertising revenue and music sales. Revenues for the quarters ended March 31, 2000 and 1999 were $2,100,000 and $21,000, respectively. Revenues for the nine months ended March 31, 2000 and 1999 were $2,703,000 and $42,000, respectively. The increase in net revenues in these periods resulted from increases in both advertising and downloadable music. Advertising revenues increased significantly during these periods as a result of the addition of Tunes.com and from increased page views across our entire network of sites.

Downloadable music sales were $450,000 and $2,600 in the quarters ended March 31, 2000 and 1999, respectively. Downloadable music sales for the nine months ended March 31, 2000 and 1999 were $698,000 and $3,703, respectively. Downloadable music sales increased principally as result of the increase in the number of songs available for sale on our website from approximately 70,000 at December 31, 1999 to over 100,000 at March 31, 2000. Sales also increased because the number of affiliate sites selling our music increased from approximately 1,000 at December 31, 1999 to over 6,000 at March 31, 2000.

To date, revenue from barter advertising and commissions has accounted for less than 10% of our revenues. Barter transactions have been recognized at the fair value of the advertising surrendered only when we have received cash for comparable advertising transactions.


Cost of Revenues

Cost of revenues comprised principally license fees paid to the owners the Rolling Stone Magazine and royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other cost of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on the company's websites, referral fees paid to affiliates and credit card processing fees. Cost of revenues for the quarters ended March 31, 2000 and 1999 were $579,000 and $9,000, respectively. Cost of revenues for the nine months ended March 31, 2000 and 1999 were $751,000 and $14,000, respectively. Gross margins as a percentage of sales for the quarters ended March 31, 2000 and 1999 were 72% and 57%, respectively. Gross margins as a percentage of sales for the nine months ended March 31, 2000 and 1999 were 72% and 67%, respectively. Gross margins increased significantly when comparing the quarters and nine months ended March 31, 2000 and 1999 due to increased proportion of revenues from advertising and sponsorship, which have a higher margin than downloadable music.


Product Development Expenses

Product development expenses consist principally of website costs, software maintenance audio production, graphic design, certain non-recoverable advances to artists, artist development, content acquisition, telecommunications charges, and the cost of development activities which support our music distribution business, including related salaries, rent and depreciation. Product development expenses for the quarters ended March 31, 2000 and 1999 were $6,994,000 and $1,654,000, respectively. Product development expenses for the nine months ended March 31, 2000 and 1999 were $18,895,000 and $3,246,000, respectively. The increases for the three and nine month periods reflected an increase in stock compensation and an increase in our product development efforts, particularly in software engineering, graphic design, and development of the infrastructure and "e-commerce" required to deliver downloadable music from our Internet website. The increase also reflected costs incurred in connection with Tunes.com operations subsequent to February 15, 2000. Product development expenses included charges associated with stock warrants and stock options, granted to advisors of $2,072,000 and $865,000 during the quarters ended March 31, 2000 and 1999, respectively, and $8,987,000 and $1,496,000 during the nine months ended March 31, 2000 and 1999, respectively. We currently plan to continue aggregating a compelling repertoire of musical recordings available for customer downloads, and continue to develop the software necessary to manage such downloads. However, we expect that product development expenses will decrease in future periods particularly as we benefit from economies of scale, resulting from our recent acquisitions.


Selling and Marketing Expenses

Selling and marketing expenses for the quarter and nine months ended March 31, 2000 were $8,810,000 and $19,218,000, respectively. There were no similar expenses during the quarter and nine months ended March 31, 1999. The selling and marketing expenses during the nine months ended March 31, 2000 reflect the launch of an extensive marketing campaign to establish the brand name "EMusic" as well as the execution on programs designed to promote our network of websites through strategic alliances, targeted advertising, direct promotion, trade shows and other such activities designed specifically to attract new customers and traffic. In addition, the headcount in our sales and marketing departments increased with the acquisition of Tunes.com in February 2000.


General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, insurance, and depreciation. General and administrative expenses for the quarters ended March 31, 2000 and 1999 were $2,141,000 and $314,000, respectively. General and administrative expenses for the nine months ended March 31, 2000 and 1999 were $4,031,000 and $716,000, respectively. General and administrative expenses increased principally as a result of additional headcount required to manage our growing operations and as a result of the acquisition of Tunes.com. We expect that general and administrative expenses will decrease in future periods following the completion of the integration of the two companies.

Amortization of Intangible Assets

Amortization of intangible assets for the quarters ended March 31, 2000 and 1999 were $7,132,000 and $334,000, respectively. Amortization of intangible assets for the nine months ended March 31, 2000 and 1999 were $12,292,000 and $334,000, respectively.

During 1999, we acquired the "EMusic," "IUMA" and certain other trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over three-year lives, resulting in an amortization expense of $2,283,000 per quarter.

On December 13, 1999, we acquired Cductive and began amortizing the goodwill and intangible assets associated with this purchase of $35,869,000, over a three-year life, resulting in an amortization expense of $2,989,000 per quarter.

On February 15, 2000, we acquired Tunes.com and began amortizing the goodwill and tradename totaling $134,652,000 over a ten-year life and the other intangible assets of $1,418,000 associated with this purchase over a one-year life, resulting in an amortization expense of $3,721,000 per quarter.

Operating Expenses Exclusive of Certain Non-cash Charges

Total operating expenses exclusive of certain non-cash charges for the quarters ended March 31, 2000 and 1999 were $15,873,000 and $1,103,000, respectively.
Certain non-cash charges for the quarter ended March 31, 2000 included stock compensation of $2,072,000 and amortization of intangible assets of $7,132,000. During the quarter ended March 31, 1999 certain non-cash charges included stock compensation of $865,000 and amortization of intangible assets of $334,000.

Total operating expenses exclusive of certain non-cash charges for the nine months ended March 31, 2000 and 1999 were $33,157,000 and $2,466,000, respectively. Certain non-cash charges for the nine months ended March 31, 2000 included stock compensation of $8,987,000 and amortization of goodwill and intangible assets of $12,292,000. During the nine months ending March 31, 1999 certain non-cash charges included stock compensation of $1,496,000 and amortization of goodwill and intangible assets of $334,000.



PRO FORMA RESULTS OF OPERATIONS

The following table sets forth a comparison of the Condensed Consolidated Pro Forma Statement of Operations for the quarters ended March 31, 2000 and December 31, 1999, as though the acquisition of Tunes.com occurred at the beginning of the period ended March 31, 2000. These Pro Forma Results of Operations are not part of the required Form 10-Q disclosures. Pro forma net losses exclude certain non-cash charges related to stock compensation, the amortization of intangibles and certain costs relating to the acquisition of Tunes.com.


                                                                 Pro Forma              Pro Forma
                                                               Three months            Three months
                                                                   ended                  ended
                                                              March 31, 2000        December 31, 1999
                                                           ---------------------  ----------------------

Revenues.................................................              $  3,151                 $   423
Cost of revenues.........................................                   805                     147
                                                                       --------                 -------
Gross profit.............................................                 2,346                     276
                                                                       --------                 -------
Operating expenses:
  Product development....................................                 5,645                   2,935
  Selling and marketing..................................                 9,778                   5,637
  General and administrative.............................                 2,533                   1,078
                                                                       --------                 -------
     Total operating expenses............................                17,956                   9,650
                                                                       --------                 -------
Operating loss...........................................               (15,610)                 (9,374)
Interest and other income, net...........................                 1,011                     948
                                                                       --------                 -------
Net loss.................................................              $(14,599)                $(8,426)
                                                                       --------                 -------
Net loss per Common share - basic and diluted............               $(0.37)                 $(0.28)
                                                                       ========                 =======
Weighted average common shares outstanding - basic and
 diluted.................................................                39,184                  30,586
                                                                       ========                 =======


Pro Forma Net Revenues

The pro forma revenues primarily comprise advertising revenue and music sales, and include the results of Tunes.com for the entire quarter ended in March 2000. Pro forma revenues for the quarters ended March 31, 2000 and December 31, 1999 were $3,151,000 and $423,000, respectively. The increase resulted from resulted from increases in both advertising and downloadable music. Advertising revenues increased significantly during these periods as a result of the addition of Tunes.com and from increased page views across our entire network of sites. Revenue from barter advertising and commissions accounts for less than 10% of our revenues.

Downloadable music sales were $450,000 and $206,000 in the quarters ended March 31, 2000 and December 31, 1999, respectively. Downloadable music sales increased principally as result of the increase in the number of songs available for sale on our website from approximately 70,000 at December 31, 1999 to over 100,000 at March 31, 2000. Sales also increased because the number of affiliate sites selling our music increased from approximately 1,000 at December 31, 1999 to over 6,000 at March 31, 2000.


Pro Forma Cost of Revenues and Gross Margin

Pro forma cost of revenues include the results of Tune.com for the entire quarter ended in March 2000, and are comprised principally license fees paid to the owners the Rolling Stone Magazine and of royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other cost of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on the company's websites, referral fees paid to affiliates and credit card processing fees. Cost of revenues for the quarters ended March 31, 2000 and December 31, 1999 were $805,000 and $147,000, respectively. Gross margins as a percentage of sales for the quarters ended March 31, 2000 and 1999 were 75% and 65%, respectively. Gross margins in the March quarter were higher than those of prior quarters principally because the greater proportion of revenues from advertising and sponsorship, which have a higher margin than downloadable music.


Pro Forma Product Development Expenses

Pro Forma product development expenses include the results of Tunes.com for the entire quarter ended March 31, 2000. These costs consist principally of website costs, software maintenance, audio production, graphic design, certain non-recoverable advances to artists, artist development, content acquisition, telecommunications charges, and the cost of development activities which support our music distribution business, including related salaries, rent and depreciation. These pro forma costs exclude charges associated with stock warrants and stock options, granted to advisors. Pro forma product development expenses for the quarters ended March 31, 2000 and December 31, 1999 were $5,645,000 and $2,935,000, respectively. The increase results principally from the acquisition of Tunes.com.

Pro Forma Selling and Marketing Expenses

Pro Forma selling and marketing expenses include the results of Tunes.com for the entire quarter ended March 31, 2000. Selling and marketing expenses for the quarters ended March 31, 2000 and December 31, 1999 were $9,778,000 and $5,637,000, respectively. The increase in selling and marketing expenses results from increase in the headcount in our sales and marketing departments as a result of the acquisition of Tunes.com and from additional advertising and promotional activities related to the acquisition. .


Pro Forma General and Administrative Expenses

Pro Forma general and administrative expenses include the results of Tunes.com for the entire quarter ended March 31, 2000. General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, insurance, and depreciation. General and administrative expenses for the quarters ended March 31, 2000 and December 31, 1999 were $2,533,000 and $1,078,000, respectively. The increase in general and administrative expenses results principally from increase in the headcount as a result of the acquisition of Tunes.com.

Liquidity and Capital Resources

At March 31, 2000, we had a cash and cash equivalents balance of $46,914,000. Net cash of $40,757,000 was used for operating activities for the nine months ended March 31, 2000, principally as a result of net losses of $50,303,000 generated during the period and the increase of prepaid expenses and other assets of $12,373,000, offset by non-cash expenses associated with stock options and warrants granted to advisors of $8,987,000, amortization of intangible assets of $12,292,000 and depreciation of $1,135,000. We expect to incur negative cash flow from operations for the foreseeable future, as the market continues to develop and we expand our operations.

Net cash used for investing activities totaled $14,031,000 for the nine months ended March 31, 2000 as we spent $12,388,000 for the purchase of music content and $3,143,000 on capital equipment, software and leasehold improvements.

Net cash provided by financing activities totaled $82,700,000 for the nine months ended March 31, 2000 as proceeds from our public offering, net of issuance costs, totaled $83,083,000. On September 24, 1999, we completed a public offering of 5,270,000 shares of Common Stock for proceeds of $79,682,000, net of issuance costs of $1,137,000. On October 27, 1999, we issued an additional 300,000 shares of Common Stock for net proceeds of $4,538,000 in connection with the exercise by the underwriters of their over-allotment option.

Under an agreement with Rolling Stone LLC we are required to purchase $1,100,000 of advertising and other services annually in Rolling Stone magazine until February 2011 and to pay Rolling Stone an annual license fee of $1,000,000, which increases to $1,250,000 in 2001 and $1,500,000 in 2006.

We believe our balances of cash, cash equivalents, short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, if we should need to obtain additional capital or short-term borrowings, there can be no assurance such capital or borrowings could be obtained on favorable terms or at favorable rates, or at all.


YEAR 2000

We experienced a limited number of minor malfunctions in its information
technology systems as the result of the Year 2000 date change.   None of these
failures had an impact on our financial performance or operations. We could experience additional malfunctions not previously detected but we believe that these additional malfunctions, if any, will not have a material impact on our results of operations or financial condition.

We are in part dependent on third party suppliers. Through April of 2000, our key third party suppliers have not reported any significant Year 2000 compliance problems. However, because our continued Year 2000 compliance is in part dependent on the continued compliance of third parties, there can be no assurance that problems with third party suppliers will not have an adverse affect on our results of operations or financial condition.

FACTORS THAT MAY AFFECT OUR RESULTS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-Q and in our Form 10-K and other filings with the SEC before deciding to invest in our stock.

Any of the following risks, if they actually occur, could materially and adversely affect our business, financial condition or results of operations. In such event, the trading price of our common stock could decline, and stockholders could lose all or part of their investments.


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

Our model for conducting business and generating revenues is new and unproven and if it fails to develop as we plan, our business may not succeed. Our business model depends upon our ability to generate revenue streams from multiple sources through our website, including:

   .  online sales of downloadable music;

   .  website advertising and sponsorship fees from third parties;

   .  licensing of musical recordings for use by others; and

   .  online sales of music-related merchandise.

It is uncertain whether a music-based website such as EMusic.com, that relies on attracting people to purchase and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. This business model may not succeed or it may not be sustainable as our business grows.

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

From inception through March 31, 2000, we had an accumulated deficit of $99.9 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long-term success that we continue to develop "EMusic" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.


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

In addition, while our revenues may vary significantly, portion of our expenses are fixed. As a result, any decrease in revenues will not be accompanied by a decrease in our fixed operating expenses and our operating results will suffer. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Because of these and other factors it is likely that our operating results will fall below expectations in some future quarter and the trading price of our stock may drop.

We depend on our exclusive relationship with the publisher of RollingStone magazine for content and brand recognition and may not be able to attract visitors to our RollingStone.com web site if this relationship is terminated or becomes nonexclusive.

We depend significantly upon our relationship with the publisher and owner of Rolling Stone magazine, for editorial content, access to the archives of RollingStone and our use of the brand name "Rolling Stone," as well as for press coverage, business and marketing opportunities, strategic relationships and potential acquisitions. If we are unable to continue this relationship and to utilize the Rolling Stone brand name and content on our Web sites, or if the

RollingStone content or brand name is made accessible to our competitors, we may generate less traffic, which would reduce our revenue. In addition, Rolling Stone is not able to continue to obtain license rights for online distribution of its magazine content from third-party contributors, we would not be able to make this content available on our Web sites which could reduce the number of visitors to our Web sites. Our agreement with Rolling Stone will terminate in November 2005 unless we have a market capitalization of at least $150 million at that time, in which case it will terminate in November 2010. Straight Arrow may terminate the agreement earlier if we fail to maintain the technical reliability reasonably required to keep our RollingStone.com web site available, other than due to regularly scheduled maintenance and network and other outages that are not due to our actions or that are not our fault.

This right to terminate also applies if the Web site is unavailable for more
than a total of 24 hours in any 60-day period or 12 consecutive hours.   The
agreement may also be terminated earlier if we fail to comply with our other obligations under the agreement, including our obligations to pay annual license fees, royalty payments or other amounts due, or if we are acquired by a competitor of RollingStone or another company that is unacceptable to Rolling Stone.

Under our agreement with Rolling Stone, we obtained the right to use the "Rolling Stone," "RollingStone Online" and "RollingStone.com" trademarks and their derivatives in connection with the Internet and the right to use the

RollingStone.com domain name. If our agreement terminates, we will not be
entitled to use these trademarks or the RollingStone.com domain.   The loss of
our right to use the Rolling Stone trademarks, domain or content would damage our reputation and severely limit our ability to generate advertising, e-commerce and other revenue.

Shares eligible for future sale in the open market may depress our stock price.

As of March 31, 2000, there were approximately 43,000,000 shares of Common Stock outstanding, substantially all of which were tradable without restriction under the Securities Act or pursuant to currently effective registration statements.


Our stock price has been and may continue to be volatile.

Our Common Stock is currently traded on the Nasdaq National Market under the ticker symbol "EMUS." There can be no assurance that an active trading market will be sustained in the future. In addition to fluctuations in our operating results, the following factors could cause the price of our securities to be volatile:

   .  development of the downloadable music market;

   .  technological innovations;

   .  legal development with respect to copyright law and downloadable music;

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

We believe that a primary draw to our EMusic.com website is the ability to access music from known artists and independent record labels. Currently, we have exclusive multi-year contracts for much of our music library. However, if we are unable to sign contracts for new content, or if we are unable to extend the terms of existing contracts as they expire, our website may fail to attract new, or retain existing, customers which would harm our business.

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

We currently rely on a third party, which hosts our EMusic.com website at a single location in Sunnyvale, California. We currently do not maintain a redundant website. If for any reason our current website hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our website until these services are restored or until we are able to make arrangements with an alternate provider.


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

In order to support a growing business, we will need to continue to enhance and expand the technology infrastructure, which supports our business. We have recently converted our central database to a new database based upon technology licensed from Oracle Corporation and we are in the process of implementing a new accounting system. As our business continues to grow, we will need to add additional servers and other hardware and software systems as well as additional sites for website hosting. If we fail to successfully implement these new and enhanced systems, our operations could be disrupted, we may become less competitive, our revenues could be reduced and we may need to incur additional costs to address these issues.


We may have difficulty executing acquisitions and integrating the acquired companies into our business.

Our business strategy includes entering into strategic alliances and acquiring complementary businesses, technologies, content or products. Since 1999, we completed the acquisitions of Creative Fulfillment, Inc., Internet Underground Music Archive, Cductive and Tunes.com. These and any other future acquisitions involve risks commonly encountered in acquisitions of companies, including:

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

Most of the major record labels companies have announced initiatives with respect to the sale of downloadable music or that they expect to make announcements of their plans soon. If we are unable to obtain licenses to sell or otherwise distribute content form major record label companies, our ability to increase our sales will be limited to our ability to obtain licenses from the independent record label segment of the music market, which has historically represented approximately 20% of the total music market. To the extent that other companies are able to obtain rights to content from major record labels, such companies may have a significant competitive advantage over us.

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

We believe that our existing capital will be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. However, unless we raise additional capital, we may need to reduce the scope of certain activities. In addition, we may need to raise additional funds in order to:

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

The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term.

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

The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from denial of service problems such as those recently experienced by major Internet sites, such as Yahoo!. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.


We must maintain and establish strategic alliances to increase our customer base and enhance our business.

In an attempt to increase our customer base and traffic on our website, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we have entered into agreements with various media, hardware device and Internet-related companies such as: Yahoo, America Online and RealNetworks. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their obligations as agreed upon. Such agreements also may not be specifically enforceable by us. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice. The termination or impairment of these strategic alliances could reduce our ability to attract new customers.


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

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. A large percentage of our employees have joined us within the last 12 months and we expect that our rate of hiring will continue at a very rapid pace. To manage the expected growth of our operations, we will need to integrate these employees into our business. Our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services, and could harm our business. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims in the future as we seek to hire qualified personnel and those claims may result in material litigation. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.


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

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. In addition, currently pending litigation involving copyright infringement claims brought against MP3.com and Napster may result in decisions, which have a significant impact on our business. If the unlicensed distribution of music is held to be lawful, our ability to sell music could be materially harmed. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations applicable to our business, including those relating to the Internet and copyright matters, our business could be harmed.

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

Except for sales of tangible merchandise into certain states, we do not collect sales or other taxes on sales of our products through our websites. Although the Internet Tax Freedom Act precludes, for a period of three years ending October 2001, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as us, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, it could affect our cost of doing business.

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

We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of EMusic as a company. For example, in December 1998, the major recording studios announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative. If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed. Even if new standards are not developed, delays with respect to proposed standards, such as those which have occurred with respect to SDMI, can cause confusion in the marketplace, slow the development of the market for downloadable music and otherwise harm our business.


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



Our executive officers and directors control approximately 17% of our Common Stock and have power to influence significant corporate matters, which may delay, deter or prevent transactions that could benefit our stockholders.

Executive officers and directors, in the aggregate, beneficially own approximately 17% of our outstanding Common Stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of EMusic and may make some transactions more difficult or impossible without the support of these stockholders.


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


Currency Exchange Rate Risk

During the period from inception through March 31, 2000, all of our revenues and expenses have been denominated in U.S. dollars. As a result, we have not incurred any realized or unrealized currency exchange rate gains or losses. We do not expect to incur any significant gains and losses during the next twelve months. We have not engaged in foreign currency hedging activities to date.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds


During the quarter, we granted warrants for the purchase of 1,600,000 shares to advisors and in conjunction with the acquisition of musical content during quarter. All of such warrants were granted to accredited investors pursuant to Regulation D.


Use of Proceeds

During the quarter ended March 31, 2000, proceeds from our September 1999 public offering and available cash have been used to purchase $1,012,000 in fixed assets, and to pay operating expenses, primarily payroll and facilities related, of $13,578,000. The remainder of the proceeds has been invested in money market accounts as of March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2000         EMusic.com Inc.


                                  /s/  Joseph Howell
                                  ------------------
                                  Joseph Howell,
                                  Executive Vice President and
                                  Chief Financial Officer