Form 10-K405
period 2000-06-30
EMUSIC COM INC
filed 2000-09-25
CIK 1065013

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------
                                   Form 10-K

                           ------------------------

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $61,087,000 as of August 31, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

  43,101,913 shares of the Registrant's Common stock, $.001 par value, were outstanding at August 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                EMUSIC.COM INC.
                                   FORM 10-K
                                     INDEX

                                                                                Page
                                                                                ----
                                                PART I

   Item 1.  Business ............................................................   1


   Item 2.  Facilities ..........................................................   8

   Item 3.  Legal Proceedings....................................................   8

   Item 4.  Submission of Matters to a Vote of Security holders..................   8


                                 PART II

   Item 5.  Market For Registrant's Common Equity and Related Stockholder
            Matters..............................................................   9

   Item 6.  Selected Consolidated Financial Data.................................  10

   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................  11

   Item7A.  Quantitative and Qualitative  Disclosures About Market Risk..........  25

   Item 8.  Financial Statements and Supplementary Data..........................  25

   Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.................................................  25

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant...................  26

   Item 11. Executive Compensation...............................................  30

   Item 12. Security Ownership of Certain Beneficial Owners and Management.......  32

   Item 13. Certain Relationships and Related Transactions.......................  34

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......  35

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

Overview

We are the owner and operator of one of the leading online music networks, providing music fans with extensive music content, news and information and community features. Our network of websites ranked among the top five music content websites as measured by unique visitors in June 2000. EMusic.com is a website for sampling and purchasing music in the mp3 format. Through direct relationships with leading artists and exclusive licensing agreements with over 600 independent record labels, EMusic.com offers an expanding collection of over 125,000 tracks for purchase, the largest collection of digital music content from recognized artists currently available for legal distribution in mp3 format over the Internet. RollingStone.com is the Internet's premier authority on music and popular culture. The site leverages Rolling Stone magazine's unrivaled deep archives, including more than 7,000 artist profiles, an extensive collection of exclusive photos and interviews, more than 30 years of magazine covers and over 1,000 on-demand videos. We also operate additional websites including IUMA.com, Tunes.com and Downbeatjazz.com.

Industry Background

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

Jupiter Communications, a leading provider of research on Internet commerce, estimates that total online music revenues in the United States are expected to grow from $387 million in 1999 to approximately $5.4 billion in 2005. In 2005, Jupiter estimates that online music sales will account for approximately 25 percent of the total U.S. music market. Of this amount, Jupiter further estimates that 28 percent (or approximately $1.5 billion) of online music dollars will be generated through digitally distributed products in 2005. In addition, Jupiter predicts that music subscription services will account for approximately $980 million in 2005.

According to Jupiter, online advertising revenues are expected to reach approximately $16.5 billion by 2005. Jupiter projects those online ad revenues to grow at a compound annual growth rate of 30 percent between 1999 and 2005. Several trends will drive the growth of the online advertising market, including the increasing size of the online population, a rise in time spent online, and increasing Internet commerce revenues.

Business Strategy

Our objective is to become the leading online music commerce company by providing music consumers with extensive music content, information and community features. The following are key elements of our strategy:

 .    Build on First Mover Advantage in Downloadable Music. We intend to continue to increase the number of musical selections available on our websites in order to build our global consumer base and increase the number of online music purchases.

 .    Continue to Enhance EMusic.com. We intend to devote substantial resources to improving the quality of consumers' experience on our websites by incorporating additional ease-of-use, information and community features.

 .    Continue to Develop and Enhance RollingStone.com. We intend to continue to add to the breadth and depth of music news and information and community features of RollingStone.com. We also intend to expand the scope of the site by adding other entertainment related information, such as information regarding movies.

 .    Create Strong Brand Awareness. Building brand awareness of EMusic and
     RollingStone.com is fundamental to expanding our global Internet user base. We intend to promote our brands through traditional media, event sponsorships, online media and other marketing activities as well as leveraging strategic relationships within the industry.

 .    Generate Advertising and Sponsorship Revenue. As we grow our user base and traffic, we will develop an increasingly attractive channel for advertisers to reach consumers. We seek to leverage our unique position with respect to the sale of downloadable music and the power of the RollingStone.com brand. We emphasize the attractive demographics of our user base, the emotional appeal and power of music to our users, and the ability to target specific segments of our audience based on their music preferences.

Downloadable Music

We currently offer our music for sale in the mp3 format, the most universally accepted music format used by consumers. Consumers can purchase our music either by enrolling in our EMusic Unlimited subscription program or by purchasing individual albums or songs. Our EMusic Unlimited service, which was introduced in July 2000, offers consumers the opportunity to download substantially all of the music available for sale at our site for a fixed monthly fee (currently ranging from $19.99 for a one-month subscription to $9.99 per month for a twelve-month subscription). EMusic Unlimited is the first music subscription service of its kind. Non-subscribers can purchase individual albums generally for $8.99 and individual songs for $0.99.

We have acquired, and intend to continue to seek, download rights to master recordings owned by independent record labels and other owners and distributors of significant recording catalogs. These agreements, which generally have been exclusive, multi-year licenses, typically include all existing and future recordings created during the term of the agreement. To date, we have focused on partnering with independent record labels and established recording artists. We are actively identifying and targeting independent record labels spanning every well known music genre, including, urban/hip hop, jazz, classical, country, blues, world, alternative and rock/pop.

We recently began to offer music from the Universal Music Group, including tracks and albums from artists such as The Allman Brothers, Blink 182, Al Jarreau, Steely Dan and Marvin Gaye. These are offered through our RollingStone.com website. We expect to be offering additional material from other major labels as the programs from such labels go into effect in the next several months.

All of the music that we offer for sale is from established artists with recording contracts with major or independent labels. In many genres of music, we have successfully acquired the exclusive multi-year, digital download rights to market sales leaders, and are continuing those efforts in each new genre of music we add to our expanding online catalog. The following is a sampling of labels with which we have signed content deals with genre market leaders:

 .        Epitaph Records
 .        Lookout Records
 .        Trauma Records
 .        Relix Records
 .        Shanachie Records
 .        Concord Jazz
 .        Justice Records
 .        Blackberry Music
 .        Metal Blade Records

We have also entered into contracts giving us the exclusive right to allow our customers to download music from a variety of recognizable, brand name artists, including, Elvis Costello, Phish, They Might Be Giants, The Violent Femmes, Willie Nelson, The Goo Goo Dolls, Green Day, Kid Rock, Tom Waits, Groove Armada, DJ Spooky and many others.

In certain cases, we acquire all rights (both physical and digital) to music rather than a limited license. For example, we have purchased the Jewel-Paula-Ronn catalog of master recordings with such Blues and R&B artists as B.B. King, John Lee Hooker,

Aretha Franklin and Lightnin' Hopkins, the Xanadu Records catalog of master recordings, including such Jazz artists as Dexter Gordon and Jimmy Raney and the Black Top Records catalog of master recordings, including Blues artists Freddie King and Snooks Eaglin. When we acquire masters, we seek to work with label partners to exploit the physical distribution rights while also selling the music in downloadable form on our website.

Music Information and Services

RollingStone.com offers one of the Web's most comprehensive collections of music content, including approximately 47,000 song clips, 1,500 music videos, 1,000 album reviews and 5,000 artist profiles covering major genres. On
RollingStone.com, a consumer may:

 .        watch a live concert in our Virtual Venue, a high bandwidth music video in our Big Video section;

 .        read a daily news story, artist biography or album review;

 .        listen to an audio preview from an album;

 .        download near CD-quality digital music through a number of technologies including mp3, Windows Media and Liquid Audio;

 .        browse our extensive collection of artist photos;

 .        post concert or album reviews;

 .        access concert tour information;

 .        access user generated reviews or music; or

 .        play music based trivia games.

We believe the quality, quantity and nature of our content provides a valuable online music experience for our users. Rolling Stone magazine provides us with a continuing source of new and fresh content such as news, photos, interviews, feature stories and album and concert reviews. We also have access to over 30 years of Rolling Stone covers and reviews. Our editorial and artist relations staff focuses on developing and acquiring content with and from artists and many of the major and independent record labels.

Through relationships with record labels and other music industry participants, we are able to offer a variety of music content on our websites, including interviews, broadcasts over the Web, also known as webcasts, music videos and in-studio performances. We have featured video interviews and performances from a variety of new and established artists and exciting events.

We believe that music consumers' tastes are an important part of their personal identity and a powerful magnet for forming online communities. We are developing personalization and customization tools to facilitate community development by enabling members to actively express and share their music interests with each other. Many of our RollingStone.com community activities and features encourage user interaction and the creation of user-generated content. Through our community-building activities and features, members may:

 .        post on message boards;

 .        write and post album reviews; and

 .        upload original music for other members to download and enjoy.

These activities provide an additional source of music discovery and encourage regular, active participation in our music communities. We believe that the more time a user invests to develop content and interact with others on our websites, the more likely it is that such a user will continue to return to our websites for music content. We believe that this is particularly compelling when combined with our EMusic Unlimited Subscription service.

Advertising Sales and Promotion

We generate a substantial portion of our revenue by selling advertising and promotions prominently displayed on our websites. Because music preferences are frequently considered by advertisers to be indicative of an individual's interests and lifestyle, we intend to gather extensive data on site traffic, user demographics, personal interests and psychographic data, using industry-standard measurement tools. Subject to appropriate privacy policies and limitations, we plan to use this data with the goal of providing our advertisers with a large, demographically desirable audience, which can be targeted by segment, genre and individual tastes.

We offer several different advertising options that may be purchased as stand alone products or as part of a more integrated marketing campaign. Additionally, unlike traditional websites that offer only text based banner advertisements, our extensive use of audio, video and multimedia content on our websites enables us to offer advertisers compelling rich-media advertisements. Advertising options on our websites include:

 .    Banners. We offer banner advertisements on a general rotation or "run of site" or "run of network" basis primarily to advertisers seeking to establish general brand recognition across one or more of our sites. Targeted banner campaigns generally appeal to advertisers seeking to communicate a particular message regarding their product or service and are displayed when a user browses through specific content sections on our sites.

 .    Sponsorship. We also offer sponsorship opportunities that enable advertisers to associate their messages with our websites, live concerts and coverage of events, such as Farm Aid and the Voodoo Music Festival and special features of our websites, such as Big Video. Sponsorships are generally in the form of special promotions or contests and are offered through fixed positions within our websites.

 .    Rich media.  We offer  advertisers  the ability to place their  messages in rich-media  formats,  which  incorporate  audio,  video or other multimedia
     elements.   These  advertisements   typically  are  incorporated  into  the
     presentation  of music videos,  audio clips,  concert  webcasts,  audio and
     video  interviews  and  multimedia   features.   These  advertisements  are
     presented to our users prior to, during, or at the conclusion of the performance of our streaming or multimedia content. We currently sell these advertisements at a higher rate than traditional banner ads.

 .    Private Label Internet Radio Players. We develop streaming radio players for our advertiser sites, allowing them to effectively add music and "stickiness" to their site.

 .    Custom Microsites. We build and design custom microsites for our advertisers that reside on RollingStone.com. These are done primarily for advertiser clients that do not have a music-related consumer site, but would like to gain the music affiliation which results from being part of our site.

We target traditional music advertisers for advertising on our websites, including consumer product and service companies, record labels, entertainment companies, technology companies, consumer electronics manufacturers, motion picture studios, home video distributors, book publishers and automobile companies. Some of our largest advertising customers include American Express, Anheuser-Bush, Ford, General Motors, Microsoft, Sony, Polaroid and Tommy Hilfiger.

Sales and Marketing

We are aggressively pursuing a variety of partnerships aimed at building a channel of distribution for our downloadable music, music information and music-related products and services across the Internet.

We have entered into a variety of agreements and arrangements pursuant to which our downloadable music is highlighted or made available for sale at high traffic internet sites, including sites such as America Online's ICQ, Spinner and WinAmp interactive properties, Yahoo, RealNetworks, AltaVista, Listen.com, Bolt.com and Launch.com.

Similarly, we have entered into agreements or arrangements pursuant to which our RollingStone.com information is highlighted, including AOL and Microsoft's MSN.com, where we are the premiere music information provider as well as with Lycos, Netscape, Alta Vista and other high traffic sites.

We have an active affiliate program, with over 11,000 participating sites, which is designed to make it easy for any website to become an affiliate and sell the EMusic catalog from their websites.

We have built relationships with various manufacturers of computers and consumer electronics devices to create additional visibility as a source for downloadable music. For example, in June 2000, we announced that Hewlett-Packard agreed to purchase a minimum of approximately $3 million of EMusic Unlimited subscriptions to be bundled with CD-Writer products between July 1, 2000 and March 31, 2001.

Industry Relationships

Pursuant to an agreement with the publisher of Rolling Stone magazine, we are the exclusive licensee on the Internet of selected content of all domestic editions of Rolling Stone, including covers, photos, feature stories, reviews, editorials and access to the archives of Rolling Stone. Our agreement remains in effect until February 2011, and, at that time, will be renewed automatically until February 2016 if our market capitalization is at least $2 billion at the time of renewal.

The reporting of information relating to the sales and performance of music is a legally required and complex aspect of the worldwide music industry. We have a licensing agreement with the Harry Fox Agency, or HFA, a wholly-owned licensing subsidiary of the National Music Publishers' Association pursuant to which we submit regular reports to HFA, account for each song purchased and pay the appropriate statutory payments to HFA for distribution to copyright owners. This agreement helps ensure that songwriters and music publishers will receive royalty payments for music distributed electronically. We have also entered into agreements with ASCAP, BMI and SESAC, the major rights reporting organizations in the United States. Under each of these agreements, we pay music performance royalties to the copyright holders or performers.

IUMA--Internet Underground Music Archive

IUMA.com was founded in 1993 and pioneered the delivery of music on the Internet. The IUMA site features approximately 20,000 artists on individual websites with unique URLs (bandname.iuma.com). IUMA artist websites enable audio sampling in mp3 and RealAudio formats, and offer options for the sales of physical products and downloadable music. IUMA artist websites also feature other content, including artist biographies, cover art, lyrics, photos and tour dates.

Operations

Our services and tools provide functionality in the following areas:

Digital Asset Management. The continued development of a database management system that indexes, retrieves and manipulates our growing multimedia content is central to our digital asset management system. This scalable system allows us to, among other things, track user preferences to enable effective marketing programs and maintain an efficient royalty accounting program.

Ordering and Fulfillment. EMusic.com includes an ordering system that is designed to be easy-to-use and that facilitates convenient purchasing of downloadable music. In order to maintain high customer satisfaction, we place an emphasis on website and download reliability. At any time during a visit to our website, a customer is able to click a "buy now" button to immediately place a song or album in their personal "shopping cart." The customer can then continue to shop on our website and add additional items if desired. New customers are prompted to register with us at the time of purchase and to enter their email addresses and passwords. Customers then securely submit their credit card information online to purchase the music. The customers' email addresses and passwords are used to identify them in the future, eliminating the need to resubmit credit card and billing information for subsequent orders.

Audio Encoding and Delivery. We use a variety of audio compression technologies for our audio samples and downloads, tailoring them to specific applications. We currently use the mp3 format for digital distribution of the downloadable music available for sale of music at EMusic.com and intend to incorporate additional formats required by major labels in connection with the sale of their content. We continue to explore other download formats and plan to adjust the format of its content to stay current with industry trends and customer preferences. We may need to obtain a third party license to use a newly adopted format.

Infrastructure. Our hardware and software are built upon a distributed transaction processing model which allows software to be distributed among multiple parallel servers. Web servers are deployed in large numbers on inexpensive Intel platforms, managed by Cisco load-balancing technology, and served by Solaris database servers. Our EMusic.com servers are currently based in a co-location facility in Sunnyvale, California. Our architecture can scale by either adding new servers or increasing the capacity of existing servers while maintaining both user performance and cost per transaction. The system's template technology and modular database design allows the addition or replacement of server-based applications such as multimedia formats and delivery systems, and search and retrieval engines. This architecture also enables low-cost, rapid deployment of additional websites that integrate with our existing sites. Our RollingStone.com servers are based in co-location facilities in Jersey City, New Jersey and El Segundo, California.

Competition

The market for the online promotion and distribution of music and music-related products and services is new, highly competitive and rapidly changing. The number of websites on the Internet competing for the attention and spending of consumers and advertisers has increased, and we expect it to continue to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenues, both on Internet websites and in more traditional media, is intense. We currently face only limited competition with respect to the sale of downloadable music as few sites have substantial rights to sell downloadable music. However, as the major labels increasingly make their content available for sale in a downloadable format, we expect to face increasing competition with respect to the sale of that content. In addition, we face substantial competition with respect to advertising and promotion revenues. Our current and most likely potential competitors include the following categories of companies:

 .    publishers and distributors of traditional media, such as television, radio and print, including MTV, VH1, CMT, SPIN and their Internet affiliates;

 .    online services or websites targeted at music consumers, such as SonicNet,
     ARTISTdirect/Ultimate Band List and Launch;

 .    general purpose consumer online services such as America Online and
     Microsoft Network, each of which provides access to music and entertainment-related content and services;

 .    Web search and retrieval services and other online services such as Excite,
     Infoseek, Lycos and Yahoo!;

 .    online music retailers such as CDnow and Amazon.com;

 .    Internet radio services such as Spinner Networks and NetRadio;

 .    traditional music companies, including BMG Entertainment, EMI Group, Sony
     Music Entertainment, Time Warner and Universal Music Group;

 .    companies focused on digitally distributed music, including MP3.com and various private companies; and

 .    online services or websites targeted to enthusiasts of particular artists or bands, including websites maintained by their labels.

In many cases, companies with which we have certain joint marketing or other arrangements may be or may become direct competitors as well. We anticipate that the number of direct and indirect competitors will increase in the future.

We believe that we compete primarily on the bases of:

 .    the price and breadth of the downloadable music content;

 .    the quality and variety of our music information and services;

 .    the ease of use and consumer acceptance of our websites;

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

Intellectual Property

Our success and ability to compete are substantially dependent on our internally developed technology. We pursue the registration of trademarks in the United States and internationally. While we rely on trademark, service mark, copyright and trade secrets laws and restrictions in the United States and other jurisdictions, together with contractual restrictions, to protect our proprietary rights, such trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which we distribute or make available our musical and information content and technology through the Internet. Although we believe that the use of material on our websites is protected under current provisions of copyright law, legal rights to certain aspects of Internet content and commerce are not clearly settled. We may not be able to maintain rights to information, including webcasting of popular sound recordings, downloadable music samples, and artist, entertainment and other information. The failure to be able to offer such information would harm our business.

While we have generally entered into confidentiality or license agreements with our employees, consultants, and corporate partners in order to limit access to and distribution and disclosure of our proprietary information, we cannot assure you that the steps we has taken will adequately protect or prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Policing unauthorized use is difficult.

There are no pending material lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material notices that our websites are infringing the intellectual property rights of others. However, there can be no assurance that such infringement claims will not be asserted by third parties in the future. Any such claims could result in litigation subjecting us to significant liability for damages, or invalidation of our proprietary rights. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources, or require us to enter into royalty or licensing agreements.

The music, music videos and live and archived webcasts featured on our sites include copyrighted works of third parties, including record labels, artists and songwriters. Each piece of music or music video content may have multiple copyright owners, some with rights in the sound recording covering the particular performance, others with rights in the musical composition covering the lyrics and music, and in the case of music videos, others with rights to the visual content. We have different licensing arrangements with these parties depending on our use of the song or music video and the length of portion of the song included. For the music that we sell, we generally have long-term licenses directly with the label owner or the artist which created or owns the work. In some cases, we use informational content without a license because we do not believe a license is required; however, this area of the law is uncertain. Our arrangements range from binding written contracts to informal arrangements based on the promotional nature of the content. In some cases we pay a fee to the licensor for use of the music or music video and in other cases our use is free. We also use other content, including images that are copyrighted works of others. We rely on our working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement for us to pay significant fees for the use of the content, could have a negative impact on the availability of content for our business.

Government Regulation

There are an increasing number of laws and regulations pertaining to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel employment and personal privacy is uncertain and developing.

Privacy Concerns. Legislatures and government agencies have adopted and are considering adopting laws and regulations restricting the collection and use of personal information obtained from individuals when accessing websites, which could limit our ability to use our databases to generate revenue.

Internet Taxation. A number of legislative proposals would impose additional taxes on the sale of goods and services over the Internet, which may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from these activities.

Domain Names. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Although we and our magazine content providers assert trademark rights in our domain names, third parties may bring claims for infringement against us for the use of these trademarks. There can be no assurance that these domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring in the current system.

Jurisdiction. Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in New Jersey and California and we principally operate our business in California and Illinois, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

Employees

As of August 31, 2000, we had 184 full-time employees, including 73 in selling and marketing, 89 in product development and 22 in finance and operations. Our future success depends, in significant part, upon the continued service of our key technical, editorial, product development, and senior management personnel and on our ability to attract and retain highly qualified technical and management personnel, for whom competition is intense. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

ITEM 2. FACILITIES

Our corporate headquarters are located in approximately 20,000 square feet in Redwood City, California occupied under a lease expiring in April 2004. We also maintain offices in Chicago, New York, San Francisco, Los Angeles and Nashville. We believe that our existing facilities will be adequate for the foreseeable future, and that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. However, we are not currently engaged in any legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                   High      Low
                                                  ------    ------
     Fiscal Year Ended June 30, 1998
       Fourth Quarter (after May 12, 1998)......  $ 6.50    $ 5.00
     Fiscal Year Ended June 30, 1999
       First Quarter............................  $ 8.00    $ 5.88
       Second Quarter...........................    7.50      5.00
       Third Quarter............................   23.88      7.00
       Fourth Quarter...........................   29.13     13.63
     Fiscal Year Ending June 30, 2000
       First Quarter............................  $26.19    $11.56
       Second Quarter...........................   17.88      9.40
       Third Quarter............................   10.88      5.19
       Fourth Quarter...........................    6.50      1.94
     Fiscal Year Ending June 30, 2001
       First Quarter (through August 31, 2000)..  $ 2.56    $ 1.47

At June 30, 2000, there were approximately 592 stockholders of record of our common stock. We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our selected historical financial data. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements.

The statement of operations data for the years ended June 30, 2000 and 1999 and period from January 8, 1998 (Inception) to June 30, 1998, and the balance sheet data at June 30, 2000 and 1999, are derived from our audited financial statements, which are included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. We have paid no cash dividends on our common stock.


                                                                                                                   January 8, 1998
Statement of Operations Data                                                         Year ended      Year ended     (Inception) to
(in thousands, except per share data)                                              June 30, 2000   June 30, 1999    June 30, 1998
                                                                                   -------------   -------------   ---------------
Revenues:
  Music..........................................................................       $  1,321        $      9           $    --
  Advertising....................................................................          5,153              83                --
                                                                                        --------        --------           -------
   Total revenues................................................................          6,474              92                --
Costs of revenues:
  Music..........................................................................       $    650        $      5           $    --
  Advertising....................................................................          1,195              22                --
                                                                                        --------        --------           -------
   Total costs of revenues.......................................................          1,845              27                --
                                                                                        --------        --------           -------

Gross profit.....................................................................          4,629              65                --
                                                                                        --------        --------           -------
Operating expenses:
  Product development, excluding stock compensation..............................         15,638           3,629               209
  Stock compensation.............................................................         11,948           8,061               752
                                                                                        --------        --------           -------
   Total product development.....................................................         27,586          11,690               961
  Selling and marketing..........................................................         27,917             556                --
  General and administrative.....................................................          6,581           1,599               219
  Amortization of intangible assets..............................................         21,519           1,682                --
                                                                                        --------        --------           -------
   Total operating expenses......................................................         83,603          15,527             1,180
                                                                                        --------        --------           -------

Operating loss...................................................................        (78,974)        (15,462)           (1,180)
Interest and other income, net...................................................          2,984             322                --
                                                                                        --------        --------           -------
Net loss.........................................................................       $(75,990)       $(15,140)          $(1,180)
                                                                                        ========        ========           =======
Net loss applicable to common stockholders.......................................       $(76,707)       $(47,677)          $(1,180)
                                                                                        ========        ========           =======
Net loss per share-basic and diluted.............................................       $  (2.56)       $  (3.52)          $ (0.12)
                                                                                        ========        ========           =======
Balance Sheet Data:                                                                June 30, 2000   June 30, 1999     June 30, 1998
                                                                                   -------------   -------------     -------------

  Cash and short-term investments................................................       $ 34,260        $ 19,002           $   510
  Working capital................................................................       $ 35,290        $ 16,593           $   396
  Total assets...................................................................       $253,260        $ 54,221           $   582
  Redeemable convertible preferred stock.........................................       $     --        $ 32,550           $    --
  Capital lease obligations......................................................       $    424        $     --           $    --
  Total stockholders' equity.....................................................       $241,842        $ 18,987           $   447

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are the owner and operator of one of the leading online music networks, providing music fans with extensive music content, news and information and community features. Our network of websites ranked among the top five music content websites as measured by unique visitors in June 2000. EMusic.com is a website for sampling and purchasing music in the mp3 format. Through direct relationships with leading artists and exclusive licensing agreements with over 600 independent record labels, EMusic.com offers an expanding collection of over 125,000 tracks for purchase, the largest collection of digital music content from recognized artists currently available for legal distribution in mp3 format over the Internet. RollingStone.com is the Internet's premier authority on music and popular culture. The website leverages Rolling Stone magazine's unrivaled deep archives, including more than 7,000 artist profiles, an extensive collection of exclusive photos and interviews, more than 30 years of magazine covers and over 1,000 on-demand videos. We also operate additional websites including IUMA.com, Tunes.com and Downbeatjazz.com.

In addition to historical statements, this Annual Report on Form 10-K contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed below and in the section entitled "Factors That May Affect Our Results." Other risks and uncertainties are disclosed in our prior SEC filings.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


RESULTS OF OPERATIONS

Since incorporation, we have incurred significant costs to acquire our catalog of downloadable music and to develop the Internet websites through which we conduct our business. We began selling musical recordings over the Internet in July 1998, and have since sold more than 2.7 million songs via download over the Internet. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain downloadable sound recordings, our ability to create, license, and deliver compelling music-related content, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset or company acquisitions into our existing business operations, the level of traffic on our websites, intense competition from other providers of music-related content over the Internet, the entrance of established music and/or software companies into the on-line music industry, delays or errors in our ability to effect electronic commerce transactions, our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by us and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

On February 15, 2000, we acquired all of the outstanding stock of Tunes.com Inc., the operator of RollingStone.com in a stock-for-stock transaction. On December 13, 1999, we acquired all of the outstanding stock of Group K, Inc. (dba "Cductive"), an online custom CD compilation company. We accounted for these acquisitions using the purchase method of accounting and included the results of Tunes.com and Cductive in the consolidated financial statements from the respective dates of acquisition.

Revenues

Revenues are derived from the sale and licensing of downloadable music to consumers and other companies and from advertising services provided to other companies. Substantially all of our revenues are related directly to the Internet. Net revenues increased to $6,474,000 for the year ended June 30, 2000 from $92,000 for the year ended June 30, 1999. The revenue increase was primarily attributable to the increasing sales of downloadable music and to increasing advertising sales following the completion of our acquisition of Tunes.com. We earned no revenue for the period from January 8, 1998 (Inception) through June 30, 1998, when we were in the development stage.

We have acquired and control the exclusive legal rights to the largest catalog of music available for purchase as downloadable mp3 files. At June 30, 2000, we offered approximately 125,000 songs from over 7,300 professional artists and over 600 record labels for sale and download over the Internet. Via the Internet, customers browse, purchase and download these files from EMusic.com, and can link to our website from approximately 11,000 other affiliate websites. Music revenues for the year ended in June 30, 2000 include $1,121,000 from the sale of approximately 1.7 million downloadable songs directly to customers. Music revenues for the year also include $200,000 from the licensing of portions of our catalog for use by other music companies. Music revenues totaled $9,000 for the year ended June 30, 1999.

We expect that downloadable music revenues will increase significantly in future periods. In July 2000, we launched EMusic Unlimited, a subscription program that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. We also offer customers the opportunity to purchase individual tracks and albums, generally priced at 99 cents to download a single song and $8.99 to download an entire album. In June 2000, we announced that Hewlett-Packard agreed to purchase a minimum of approximately $3 million of EMusic Unlimited subscriptions to be bundled with CD-Writer products between July 1, 2000 and March 31, 2001. In August 2000, we also announced that we sold approximately $1 million of downloadable music to SuperTracks, Inc., which revenue we expect to recognize during fiscal year 2001.

We generate advertising revenues from the sale of integrated marketing campaigns, banner advertisements and sponsorships on our network of websites, especially RollingStone.com. Advertising revenues are derived principally from short-term agreements and are generally recognized ratably over the term of the agreements, provided that we have no significant remaining obligations and our collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of advertising impressions delivered or times that the advertisement is viewed on our websites. Some of our top advertising customers include American Express, Anheuser-Bush, Ford, General Motors, Microsoft, Sony, Polaroid and Tommy Hilfiger.

Advertising revenues include barter revenue, which represents an exchange of advertising space on our websites for reciprocal advertising space on the websites or other media of third parties. Advertising revenue from barter transactions is recognized based on the fair value of the advertising surrendered in the transaction. Such fair value is determined based on our historical practice of receiving cash, or other consideration that is readily convertible to cash, for similar advertising from buyers unrelated to the counter-party in the barter transaction. The cost of the advertising space we receive from the third party is recorded as advertising expense. For the year ended June 30, 2000, approximately 12 percent of EMusic's revenues were derived from barter agreements. No barter revenue was recorded in the year ended in June 1999.

Advertising revenues for the year ended in June 2000 were $5,153,000, compared to $83,000 for the year ended June 30, 1999. Advertising revenues for the year ended June 30, 2000 included the results of RollingStone.com since the acquisition of Tunes.com in February 2000. In part because RollingStone.com will be included for the full twelve months, we expect that advertising revenues will be higher in future years.


Cost of Revenues

Cost of revenues comprise principally license fees paid to the owners of Rolling Stone magazine and of royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other costs of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on the company's websites, and credit card processing fees. Cost of revenues for the years ended in June 2000 and 1999 were $1,845,000 and $27,000, respectively. Gross margins as a percentage of sales for the years ended in June 2000 and 1999 were 72% and 71%, respectively.

Because gross margins from advertising and sponsorship are higher than downloadable music, future gross margins may fluctuate depending on the relative proportion of advertising and downloadable music revenues. Although we expect that sales and gross profits related to downloadable music will increase in future periods, gross margins related to the EMusic Unlimited program may be lower than those we have historically experienced with our individual album and track sales. Because the EMusic Unlimited program has only recently been introduced and the gross margin on subscription sales is significantly impacted by the number of songs downloaded by our subscribers, we do not yet have enough data to predict the extent to which these margins may be lower.


Product Development Expenses

Product development activities are those related to acquiring the rights to musical works and information and to building the systems necessary to deliver music and information to customers. Product development activities include website design and maintenance, audio production, graphic design, content acquisition and artist development. Product development expenses include salaries, rent, depreciation, telecommunications charges, stock compensation and certain non-recoverable advances to artists.

Stock compensation expenses represent the cost of common stock options and warrants granted to consultants in exchange for their help in acquiring the rights to musical works. For accounting purposes, the cost of the options granted to non-employees and warrants is calculated using the Black-Scholes Model. These stock options and warrants give the recipient the right to purchase shares of EMusic common stock from EMusic in the future at a specified price. The price specified is generally equal to the market price of our common stock on the date the instrument was issued to the consultant. Stock compensation expenses were $11,948,000 and $8,061,000 in the years ended in June 2000 and 1999, respectively, and $752,000 for the period from January 8, 1998 (Inception) through June 30, 1998.

Exclusive of stock compensation expenses, product development expenses for the years ended in June 2000 and 1999 were $15,638,000 and $3,629,000 respectively, a 331% increase in year-over-year expenses, and $209,000 for the period from January 8, 1998 (Inception) through June 30, 1998. This reflects our increased development efforts, particularly in graphic design and development of the infrastructure and "e-commerce" required to deliver downloadable music from our Internet website. The increase also reflected costs related to the addition of Tunes.com operations subsequent to February 15, 2000.

As a result of the cost reduction actions taken in June 2000, we expect to experience a substantial reduction in product development expenses for the year ending in June 2001.


Selling and Marketing Expenses

Selling and marketing consists principally of activities designed to promote our EMusic.com and RollingStone.com websites, to attract new customers and traffic to our websites and to sell advertisements and downloadable music to corporate customers. Selling and marketing expenses were $27,917,000 and $556,000 in the years ended in June 2000 and 1999, respectively. The increase in selling and marketing expenses during fiscal year 2000 reflects the launch of an extensive marketing campaign to establish the brand name "EMusic" as well as the cost of programs designed to promote our network of websites through strategic alliances, targeted advertising, direct promotion, trade shows and other such activities designed specifically to attract new customers and traffic. In addition, the headcount in our sales and marketing departments increased with the acquisition of Tunes.com in February 2000. We incurred no significant selling and marketing costs for the period from January 8, 1998 (Inception) through June 30, 1998. Because we were in the early stages of developing our catalog of downloadable music and our business and computer systems in 1999, selling and marketing expenses were limited primarily to developing our marketing processes and systems in the year ended in June 1999.

As a result of the cost reduction actions taken in June 2000, we expect to experience a substantial reduction in sales and marketing expenses for the year ending in June 2001.


General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, and insurance. General and administrative expenses for the years ended in June 2000 and 1999 were $6,581,000 and $1,599,000, respectively, and $219,000 for the period from January 8, 1998 (Inception) through June 30,

1998. General and administrative expenses increased principally as a result of additional insurance and professional fees and headcount required to manage our growing operations as a public company and as a result of the acquisition of Tunes.com. We expect that general and administrative expenses will decrease in future periods as a result of efficiencies resulting from the integration of the two companies.

Amortization of Intangible Assets

Amortization of intangible assets for the years ended in June 2000 and 1999 were $21,519,000 and $1,682,000, respectively. During 1999, we acquired the "EMusic," "IUMA" and certain other trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over a three-year period, resulting in an amortization expense of $2,283,000 per quarter.

On December 13, 1999, we acquired Cductive.com and began amortizing the goodwill and intangible assets associated with this purchase of $35,869,000, over a three-year period, resulting in an amortization expense of $2,989,000 per quarter.

On February 15, 2000, we acquired Tunes.com and began amortizing the goodwill and trade name totaling $134,652,000 over a ten-year period and the other intangible assets of $1,418,000 associated with this purchase over a one-year period, resulting in an amortization expense of $3,721,000 per quarter.


Liquidity and Capital Resources

At June 30, 2000, we had cash, cash equivalents and short-term investments totaling $34,260,000. Net cash of $42,976,000 was used for operating activities during the year ended in June 2000, principally as a result of net losses of $75,990,000 generated during the year and the increase of prepaid expenses and other assets of $3,315,000, offset by non-cash expenses associated with stock options and warrants granted to advisors of $11,948,000, amortization of intangible assets of $21,519,000 and depreciation of $1,908,000. For the period from January 8, 1998 (Inception) through June 30, 1999, net cash of $5,297,000 was used for operating activities consisting of net losses of $16,320,000, substantially offset by non-cash expenses associated with stock options and warrants granted to advisors of $8,813,000 and the amortization of intangible assets of $1,682,000. We expect to incur negative cash flow from operations during fiscal 2001, as the market continues to develop and we expand our operations. However, in June 2000, we announced that we had taken cost-reduction actions that we believe will result in aggregate cost savings of more than $15 million over the 12 months ending in June 2001. Although we plan to continue to build our catalog of downloadable music and develop the software necessary to manage customer downloads, we expect that quarterly product development and marketing expenses will decrease in the future as a result of these actions.

Net cash used for investing activities totaled $44,123,000 for the year ended in June 2000 as we spent $11,967,000 for royalty advances, $3,830,000 on capital equipment and software, invested a net of $19,669,000 in short-term marketable securities and purchased $4,481,000 in music catalogs and investments. For the period from January 8, 1998 (Inception) through June 30, 1999, net cash for investing activities totaled $8,913,000, as we spent $5,117,000 for royalty advances, $1,128,000 on capital equipment and software and $2,200,000 on music catalogs and investments.

Net cash provided by financing activities totaled $82,688,000 for the year ended in June 2000. This was a result of proceeds from a September 1999 public offering, net of issuance costs, which totaled $83,077,000. For the period from January 8, 1998 (Inception) through June 30, 1999, net cash provided by financing activities totaled $33,212,000, as proceeds from the issuance of preferred stock and warrants totaled $30,300,000, net of issuance costs.

Under an agreement with Rolling Stone LLC we are required to purchase $1,100,000 of advertising and other services annually in Rolling Stone magazine until February 2011 and to pay Rolling Stone an annual license fee of $1,000,000, which increases to $1,250,000 in 2001 and $1,500,000 in 2006.

In April 1999, we entered into a five-year lease agreement for new office space. Under the terms of the agreement, we will make minimum monthly lease payments of approximately $67,000 for a period of 60 months, which began in April 1999. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

We have incurred significant losses from operations during each fiscal year since inception and have been dependent upon raising money from issuances of our preferred stock and common stock in order to fund these losses and our investment in content and other assets needed to establish our business.

We currently plan to increase our revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However until we reach this stage we will continue to use our current cash and cash equivalent and short-term investment balances to meet the shortfall. We also plan to raise additional financing where necessary. There can be no assurance that, in the event we require additional financing that such financing will be available on terms, which are acceptable to us or at all.

In the event that we are unable to increase revenue levels or financing is unavailable to us management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater in scope to the cost-reduction exercises undertaken in June 2000. There can be no assurance that the exercise undertaken in June or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

Based on our current plans we believe that the current balances of our cash and cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT OUR RESULTS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-K and other filings which we make with the SEC from time to time before deciding to invest in our stock.

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

Our model for conducting business and generating revenues is new and unproven and if it fails to develop as we plan, our business may not succeed. Our business model depends upon our ability to generate revenue streams from multiple sources primarily through our websites, including:

     .  online sales of downloadable music;

     .  website advertising and sponsorship fees from third parties; and

     .  licensing of musical recordings for use by others.

It is uncertain whether a music-based website such as EMusic.com, that relies on attracting people to purchase and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. This business model may not succeed or it may not be sustainable as our business grows.

We are substantially dependent upon our recently introduced EMusic Unlimited subscription service which allows users to download substantially all of the music for sale at EMusic.com for a fixed monthly fee. If our subscription service is not accepted by users, our ability to increase our revenues will be adversely affected. Likewise, if users download greater numbers of albums or tracks than we currently expect, our operating results would be adversely affected.

In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our websites on a regular basis. We will need to develop new offerings as consumer preferences change and new competitors emerge. We may not be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our websites on a regular basis. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we cannot be certain that our business model will be successful or that we will sustain revenue growth or be profitable.

We are competing in a new market that may not develop sufficiently to support our business.

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services are subject to a high degree of uncertainty and risk. In the early stages of this market, we are attempting to capitalize on a talent pool of artists underserved by the traditional recording industry. Consumers may not continue to be interested in listening to, or purchasing music from, these artists. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, we may not generate sufficient revenues to become profitable.

The future popularity of downloadable music will depend on consumer acceptance of downloading music generally. We believe that consumer acceptance is, in part, dependent on the availability of music from major record labels and portable devices to store and play this music. Although the major labels have announced plans to make music available for download, to date they have only announced the availability of limited portions of their catalogs at prices which are substantially higher than the prices which we have been charging for downloadable music. These actions may slow the overall consumer acceptance of downloadable music and adversely impact our ability to increase our revenues. Likewise, to the extent that new devices are not available at affordable prices, or consumer acceptance or distribution of these portable devices is delayed, our potential market, and thus our ability to increase our revenues, may be reduced.

We have a limited operating history that makes an evaluation of our business difficult.

We were incorporated in January 1998. During 1998 and 1999, our operating activities consisted largely of developing the infrastructure necessary to download music on the Internet and obtaining exclusive digital rights to sell music. We acquired Tunes.com Inc., the original operator of RollingStone.com, in early 2000. Our limited operating history makes it difficult to evaluate our current business and prospects. As a result of our limited operating history, we do not have meaningful historical financial data upon which to forecast quarterly revenues and results of operations. Before investing in us, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development.

We have incurred substantial losses to date and we expect net losses in the future.

From inception through June 30, 2000, we had accumulated net losses of $92.3 million. We expect substantial net losses for the foreseeable future and although we believe that we have a plan which can lead to positive cash flow from operations, there can be no assurance that our plan can be achieved. We believe it is critical to our long-term success that we continue to develop "EMusic" and "RollingStone.com" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We have recently reduced our operating expenses. If we determine that we need to increase operating expenses in order to achieve our goals, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

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

     . the application of revenue recognition policies to large contracts under generally accepted accounting principles;

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

We depend significantly upon our relationship with the publisher and owner of Rolling Stone magazine, for editorial content, access to the archives of Rolling Stone and our use of the brand name "Rolling Stone," as well as for press coverage, business and marketing opportunities, strategic relationships and potential acquisitions. If we are unable to continue this relationship and to utilize the Rolling Stone brand name and content on our websites, or if the Rolling Stone content or brand name is made accessible to our competitors, we may generate less traffic, which would reduce our revenue. In addition, if Rolling Stone is not able to continue to obtain license rights for online distribution of its magazine content from third-party contributors, we would not be able to make this content available on our Web sites which could reduce the number of visitors to our websites. Our agreement with Rolling Stone will terminate in 2011 unless we have a market capitalization of at least $2 billion at that time, in which case it will terminate in 2016. The agreement may be terminated earlier if we fail to comply with our obligations under the agreement.


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

As of June 30, 2000, there were approximately 43,000,000 shares of Common Stock outstanding, substantially all of which were tradable without registration under the Securities Act or pursuant to currently effective registration statements.

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

If our brand names are not accepted, our ability to attract content and customers to our website will be harmed.

We believe that establishing and maintaining the EMusic and RollingStone.com brands is a critical aspect of our efforts to attract and expand our Internet audience and acquire new content and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. We intend to incur significant expenses in our brand building efforts. If these efforts do not generate increased revenues our operating results will suffer. If we are unable to provide high quality content or otherwise fail to promote and maintain our brand, our business will be harmed.

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

For much of the content we license, we pay advances against future royalties, which will be owed on the sale of the content. If the content we license does not sell in sufficient quantities, we may not be able to recover all or part of the advances we have paid and our business could be harmed.

We rely on third parties for the hosting of our websites and if these hosting services become unavailable, our customers will not be able to access our websites.

We currently rely on third parties, which host our EMusic.com and RollingStone.com websites. We currently do not maintain redundant websites. If for any reason our current website hosting services become unavailable or if our hosting service experiences technical problems, customers will not be able to access our websites until these services are restored or until we are able to make arrangements with an alternate provider.

If we fail to adequately manage our growth, we may not be successful as we may miss market opportunities.

If our revenues grow rapidly, we will also need to expand the scope of our operations and the number of our employees rapidly. In particular, we will need to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, we may complete additional acquisitions which could increase our employee headcount and business activity substantially. Any such rapid growth would place significant stress on our technology, operations, management and employee base. Any failure to successfully address such issues would harm our business.

Our technology systems must be expanded and enhanced for our business to grow.

In order to support a growing business, we will need to continue to enhance and expand the technology infrastructure, which supports our business. We have recently converted our central database for EMusic.com to a new database based upon technology licensed from Oracle Corporation and implemented a new accounting system. As our business continues to grow, we will need to add additional servers and other hardware and software systems as well as additional sites for website hosting. If we fail to successfully implement these new and enhanced systems, our operations could be disrupted, we may become less competitive, our revenues could be reduced and we may need to incur additional costs to address these issues.

We may have difficulty executing acquisitions and integrating the acquired companies into our business.

Our business strategy includes entering into strategic alliances and acquiring complementary businesses, technologies, content or products. During the last two fiscal years, we completed the acquisitions of Creative Fulfillment, Inc., IUMA, Cductive and Tunes.com. These and any other future acquisitions involve risks commonly encountered in acquisitions of companies, including:

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

     . impairment of our relationships with key employees and customers of acquired businesses or the loss of these key employees and customers as a result of changes in management and ownership of the acquired businesses.

In addition, our stockholders may be diluted if the consideration for future acquisitions consists of equity securities. We may not overcome these risks or any other problems encountered in connection with acquisitions. If we are unsuccessful in doing so, our business could be harmed.

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

All of the major record label companies have announced initiatives with respect to the sale of downloadable music. To date we have announced an agreement pursuant to which we are selling music from the Universal Music Group. If we are unable to obtain licenses to sell or otherwise distribute content from all or most of the major record label companies, our ability to increase our sales will be limited to our ability to obtain licenses from the independent record label segment of the music market, which has historically represented approximately 20% of the total music market. To the extent that other companies are able to obtain rights to content from major record labels, such companies may have a significant competitive advantage over us.

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

The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music file formats, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and slower access to our websites. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three-minute song file can occupy more than three megabytes of storage space. This file could take approximately seven minutes to download over a conventional 56 kbps modem compared to less than one minute over an xDSL or cable modem.

The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from denial of service problems such as those experienced by major Internet sites, such as Yahoo!. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

We must maintain and establish strategic alliances to increase our customer base and enhance our business.

In an attempt to increase our customer base and traffic on our websites, build brand recognition, attract paid advertising and enhance content, distribution and commerce opportunities, we have entered into agreements with various media, hardware device and Internet-related companies such as America Online, RealNetworks, and Microsoft. Our failure to maintain or renew our existing strategic alliances or to establish and capitalize on new strategic alliances could harm our business. Our future success depends to a significant extent upon the success of such alliances. Moreover, we are substantially dependent on our ability to advertise on other Internet sites and the willingness of the owners of other sites to direct users to our Internet sites through hypertext links. We may not achieve the strategic objectives of these alliances, and parties to strategic alliance agreements with us may not perform their obligations as agreed upon. Such agreements also may not be specifically enforceable by us. In addition, some of our strategic alliances are short term in nature and may be terminated by either party on short notice. The termination or impairment of these strategic alliances could reduce our ability to attract new customers.

Our success depends on our retention of key personnel.

Our performance is substantially dependent on the services of Gene Hoffman, Jr., our chief executive officer, as well as on our ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience in the Internet and music entertainment industries. The loss of the services of any of our officers or senior managers could harm our business.

We may not be able to hire and retain a sufficient number of qualified employees to grow our business as planned.


Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. A large percentage of our employees have joined us within the last 12 months and if revenues grow rapidly, our rate of hiring will need to continue. To manage the expected growth of our operations, we will need to integrate these employees into our business. Our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services, and could harm our business. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims in the future as we seek to hire qualified personnel and those claims may result in material litigation. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

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

Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts to protect our intellectual property could be inadequate. Use of the "EMusic" name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, Sightsound.com, Inc. has asserted that many online music providers, including us, violate patent rights that it allegedly owns covering the sale of music over the Internet through digital downloads. If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using intellectual property that we depend on to operate our business. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

Government regulation may require us to change the way we do business.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Although our transmissions originate in California and New Jersey, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. In addition, currently pending litigation involving copyright infringement claims brought against MP3.com and Napster may result in decisions which have a significant impact on our business. If the unlicensed distribution of music is held to be lawful, our ability to sell music could be materially harmed. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations applicable to our business, including those relating to the Internet and copyright matters, our business could be harmed.

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

We may also be subject to these types of liability for content that is accessible from our websites through links to other websites.

Although we believe that we have valid licenses for the music that we sell, other artists or labels may challenge whether the party granting us the license had the right to do so. Even if we are entitled to indemnification, defending any such claim could be costly and damage our reputation and adversely affect revenues if we must remove content from our site completely or temporarily.

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


Our executive officers and directors control approximately 16% of our Common Stock and have power to influence significant corporate matters, which may delay, deter or prevent transactions that could benefit our stockholders.


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


Since our data warehousing, web server and network facilities for EMusic.com are all located in California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event such as a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily could harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2000.

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

                                       2000       Thereafter      Total
                                   -----------    ----------   ------------
 Cash and cash equivalents..        $14,591,000     $  --        $14,591,000
   Weighted Average Interest Rate      5.25%
 Short-term Investments....         $19,669,000     $  --        $19,669,000
   Weighted Average Interest Rate      6.19%
Total Portfolio.............        $34,260,000     $  --        $34,260,000

All of the above securities are held for non trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Annual Financial Statements: See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data: See Part II, Item 7 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers, Directors and Key Employees

Our current executive officers and directors as well as certain members of our senior management, and their ages and positions as of August 31, 2000 are as follows:


Name                                 Age      Position(s)
Robert H. Kohn *                     43       Chairman
Gene Hoffman, Jr. *                  25       President & Chief Executive Officer
Joseph Howell *                      48       Executive Vice President, Chief Financial Officer
Peter Astiz *                        42       Acting Chief Operating Officer, Executive Vice President, Secretary & General Counsel
James R. Chapman *                   33       Executive Vice President, Corporate Strategy
Brett Thomas                         30       Senior Vice President, Technology
Todd Anderman                        32       Senior Vice President, Sales
Brian Brinkerhoff                    37       Vice President, Content Acquisition
Steve Grady                          34       Vice President, Marketing
Marv Su                              37       Vice President, Interactive Marketing
Emily Rupp                           31       Vice President, Corporate Controller
Debbie Shotwell                      38       Vice President, HR
Chris Henger                         33       Vice President and GM, Rollingstone.com
Tor Braham                           42       Director
Ralph Peer II                        55       Director
Ed Rosenblatt                        65       Director
Howard Tullman                       55       Director

----------------------
* Executive Officer

Robert H. Kohn, a co-founder of EMusic, has been Chairman of the Board since January 1998. From October 1996 to December 1997, Mr. Kohn was Vice President, Business Development and General Counsel of Pretty Good Privacy, Inc., a developer and marketer of Internet encryption and security software. From March 1987 to September 1996, he was Senior Vice President of Corporate Affairs, Secretary, and General Counsel of Borland International, Inc., a software company. Mr. Kohn also served as chief legal counsel for Ashton-Tate Corporation. Prior to Ashton- Tate, he was an attorney at the Beverly Hills law offices of Rudin & Richman, an entertainment law firm whose clients included Frank Sinatra, Liza Minelli, Cher and Warner Brothers Music. He was also Associate Editor of the Entertainment Law Reporter, for which he continues to serve as a member of the Advisory Board. A member of the California Bar Association, Mr. Kohn co-authored Kohn On Music Licensing, a treatise on music industry law for lawyers, music publishers, and songwriters. He graduated from Loyola Law School, Los Angeles and received a Bachelor of Arts degree in Business Administration from California State University at Northridge. Mr. Kohn is also a member of the Board of Directors of GlobalNet International, Inc., a telecommunications company and Borland International and serves as Chairman and CEO of Laugh.com Inc. Mr. Kohn is also an adjunct professor of law at Monterey College of Law, where he teaches Corporate Law.

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

Joseph H. Howell joined EMusic in April 1998 as Executive Vice President and Chief Financial Officer. From January 1995 to April 1998, Mr. Howell was Senior Vice President and Chief Financial Officer of Merix Corporation, a manufacturer of multi-layer printed circuit boards. From May 1988 to January 1995, Mr. Howell served as Vice President and Controller of Borland. He also served as Borland's acting Chief Financial Officer in 1994. Mr. Howell received a Bachelor of Arts degree in Political Science from the University of Michigan and a Masters of Science in Accounting from Eastern Michigan University.

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

Brett A. Thomas joined EMusic in April 1998 as Vice President, Technology and appointed Senior Vice President, Technology in May 2000. From November 1996 to January 1998, Mr. Thomas was Principal Engineer for Pretty Good Privacy, where he was responsible for the design and implementation of PGP 4.5 and 5.0 for Win32, PGP for Unix and its key server software. Previously, Mr. Thomas was a senior engineer for NCR Prior to NCR, he wrote automated document processing programs for MCI, internal management software for an insurance company, and inventory control systems under contract to IBM. Since 1994, Mr. Thomas has been involved in the Linux software community, maintaining websites operating on Linux platform and making several modifications to the source code of the core of the Linux operating system.

Todd S. Anderman joined EMusic in February 2000 as Senior Vice President, Sales. From May 1999 until February 2000 he served as Vice President, Sales of Tunes.com Inc. From 1990 to April 1999, Mr. Anderman was employed by Ziff Davis, a large publisher, in various capacities. In his most recent position with Ziff Davis, as National Associate Publisher,

Mr. Anderman headed the sales and marketing efforts of Family PC magazine. Mr. Anderman received a B.S. from Brandeis University.

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

Emily Rupp has been Vice President, Corporate Controller since March 2000. From June 1999 to February 2000 Ms. Rupp was Vice President, Finance and Controller of Tunes.com Inc. and was Controller from September 1998 through June 1999. Prior to joining Tunes.com, Ms. Rupp was an audit manager with PricewaterhouseCoopers LLP, where she spent seven years in the Assurance and Business Advisory Services group. She holds a B.S. in Business from Miami University and is a C.P.A.

Debbie Shotwell joined EMusic as Vice President, Human Resources since May 2000. From September 1999, to April 2000 she was the Vice President, Human Resources for American Protective Services, Inc. From July 1995 to August 1999, Ms. Shotwell was the Sr. Vice President, Human Resources/Administration for AvalonBay Communities, Inc. Ms. Shotwell graduated from California State University, Sacramento, with a B.S. degree in Business Administration.

Chris Henger joined EMusic as Vice President and General Manager of Rollingstone.com in February 2000. He served as the Director of Business Development for Tunes.com from April of 1997 until February 2000. From August 1990 to April 1997, Mr. Henger served primarily as a consultant and systems analyst for CCC Information Services, a publicly traded company providing software and services to the insurance claims industry. Mr. Henger holds a B.A. from Indiana University and an M.B.A. from DePaul University.

Board of Directors

The terms of the board of directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2002; Class II, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class I directors are Robert Kohn and Tor Braham, the Class II directors are Gene Hoffman, Jr. and Howard Tullman, and the Class III directors are Ralph Peer and Ed Rosenblatt. At each annual meeting of stockholders, the successors to directors whose term expires will be elected to serve a term of three years. This classification of directors may have the effect of delaying or preventing changes in our control. Our board of directors consists of five members. Our bylaws provide that the authorized number of directors may be changed by resolution of the board of directors.

Class II Directors whose terms expire at the 2000 Annual Meeting of
Shareholders:

Gene Hoffman, Jr.

Howard A. Tullman became a Director in February, 2000. Mr. Tullman served as Chairman of Tunes.com Inc. since February 1999 and as Chief Executive Officer and a director since June 1997. Mr. Tullman also serves as a director of UBID, Inc. and serves as the Chairman of the board of directors of The Cobalt Group, Inc. From June 1993 to January 1998, Mr. Tullman served as Chief Executive Officer of Imagination Pilots, Inc., a developer and producer of interactive CD games and educational software. From 1990 to May 1993, Mr. Tullman served as Chief Executive Officer of Eager Enterprises, Inc., a venture capital firm concentrating in investments in the information and computer industries. Mr. Tullman holds a B.A. and J.D. from Northwestern University.

Class III directors whose terms expire at the 2001 Annual Meeting of
Stockholders:

Ralph Peer, II became a Director in June 1998, is Chairman and Chief Executive Officer of peermusic, a global network of music publishing and production companies. In addition, Mr. Peer is Vice President and Director of the National Music Publishers' Association (U.S.A.) and the Harry Fox Agency. He is a lifetime director and past president of the Country Music Association and a publisher/director of ASCAP. Mr. Peer is also a director of Fox Agency International (Singapore) and a consultant to the board of the Mechanical Copyright Protection Society, U.K. He is a past president and a current director of the International Confederation of Music Publishers and in 1997 was elected "President d'Honneur" of the Confederation.

Ed Rosenblatt became a Director in 1999. From 1994 until his retirement in 1999, Mr. Rosenblatt served as Chairman of Geffen Records. Mr. Rosenblatt helped found Geffen Records in 1980, and served as its President and Chief Operating Officer until 1994. Prior to Geffen Records, Mr. Rosenblatt served as Senior Vice President of sales and promotion for Warner Brothers Records. Mr. Rosenblatt received a degree in Applied Arts from Brooklyn College.

Class I directors whose terms expire at the 2002 Annual Meeting of Stockholders:

Robert Kohn, Chairman.

Tor Braham, a Director since May 1999, has been a Managing Director at Credit Suise First Boston since March 2000. Mr. Braham was Managing Director and Head of the Technology Mergers & Acquisitions Department for Warburg Dillon Read from December 1997 until March 2000. From February 1984 until November 1997, Mr. Braham was a partner of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Braham received a Bachelor of Science degree in English from Columbia University and a J.D. from the New York University Law School.

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


Director Compensation

Directors do not receive cash compensation for their services as directors or members of committees of the board of directors, but are reimbursed for reasonable expenses incurred in attending meetings of the board. In April 2000, we granted each of Messrs. Braham, Rosenblatt and Peer fully-vested, nonqualified stock options to purchase 30,000 shares of our common stock at an exercise price of $2.31 per share.


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

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Information

The following table presents information for the fiscal years ended June 30, 2000 and 1999 and for the period from January 8, 1998 (Inception) to June 30, 1998 regarding the compensation paid to our chief executive officer and each of our four highest-paid executive officers whole total salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2000.


                           Summary Compensation Table

                                                                                                  Long Term
                                                                Annual Compensation          Compensation Awards

                                                                            Other Annual         Securities
           Name and Principal Position              Year  Salary   Bonus    Compensation     Underlying Options
Gene Hoffman, Jr., President and Chief Executive    2000  129,000     --                --                     --
Officer                                             1999   85,000     --                --                250,000
                                                    1998   28,000     --                --                     --

Robert H. Kohn, Chairman                            2000  129,000     --                --                     --
                                                    1999   85,000     --                --                250,000
                                                    1998   23,000                                              --

Joseph Howell, Executive Vice President and Chief   2000  124,000     --                --                 90,000
Financial Officer                                   1999   98,000     --                --                 50,000
                                                    1998       --     --                --                590,000

Peter Astiz, Acting Chief Operating Officer,        2000  123,000     --                --                230,000
Executive Vice President, Secretary & General
Counsel*                                            1999       --     --                --                100,000

James R. Chapman, Executive Vice President          2000  123,000     --                --                275,000
 Corporate Strategy *                               1999   18,000     --                --                400,000

-------------------------
* Messrs. Astiz and Chapman became executive officers in 1999.

  Option Grants

The following table provides the specified information concerning grants of options to purchase the Company's common stock made during the fiscal year ended June 30, 2000, to the persons named in the Summary Compensation Table. Except as otherwise noted these options vest over a four year period from the date of grant, with 25% vesting after one year and the remaining vesting 1/48th per month over the remaining three years. Vesting of the option shares will fully accelerate upon a change in our control.



                       Option Grants in Fiscal Year 2000

                                                            % of Total                                     Potential Realizable
                                         Number of           Options                                     Value at  Assumed Annual
                                         Securities        Granted to                                           Stock Price
                                         Underlying       Employees in     Exercise Price                 Appreciation for Option
                                      Options Granted    Fiscal 2000(1)      Per Share      Expiration           Term (2)

                                                                                                         5%              10%
Joseph Howell, Executive Vice
President and Chief Financial
Officer                                     40,000             0.5%             $2.31        4/20/10       $ 58,000      $  147,000

                                            50,000             0.7%             $9.88        1/12/10       $311,000      $  787,000

Peter Astiz, Acting Chief Operating
Officer, Executive Vice President,         180,000             2.4%             $2.31        4/20/10       $261,000      $  663,000
Secretary & General Counsel

                                            50,000             0.7%             $9.88        1/12/10       $311,000      $  788,000

James R. Chapman, Executive Vice           200,000             2.6%             $2.31        4/20/10       $291,000      $  736,000
President Corporate Strategy
                                            75,000             1.0%             $9.88        1/12/10       $466,000      $1,181,000

-------------------
(1) Based on an aggregate of 7,615,000 shares subject to options granted in fiscal 2000.

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


Option Exercises and Year-End Holdings

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended June 30, 2000, and unexercised options held as of June 30, 2000, by the persons named in the Summary Compensation Table above.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

        Name           Shares           Value           Number of Securities Underlying           Value of Unexercised In-the-Money
                     Acquired on      Realized         Unexercised Options at 6/30/2000                 Options at 6/30/2000
                      Exercise
                                                             Vested           Unvested             Vested           Unvested
Gene Hoffman, Jr.            --             --                62,500           187,500                  --                --
Robert Kohn                  --             --                62,500           187,500                  --                --
Joseph Howell           383,000     $2,487,000                47,283           299,717             $78,000          $474,000
Peter Astiz                  --             --                36,668           293,332                  --          $ 11,000
James Chapman                --             --               163,898           511,102                  --          $ 12,000

We have not awarded stock appreciation rights to any of our employees and we do not have any multi-year incentive plans.


Stock Plans

1998 Stock Option Plan.   Our 1998 stock option plan was approved by the board
of directors in March 1998 and was subsequently approved by our stockholders. The 1998 option plan provides for the grant to employees of incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, and for grants of non-statutory stock options to employees, non-employee directors and consultants. Because non-employee directors are eligible to receive grants under the 1998 option plan, we have not adopted a separate plan which provides for the formula grant of stock options to non-employee directors.

The 1998 option plan is administered by the board of directors or a committee thereof. Subject to the provisions of the 1998 option plan, the board or committee has the authority to select the persons to whom options are granted and determine the terms of each option, including:

  .  the number of shares of common stock covered by the option;

  .  when the option becomes exercisable;

  . the per share option exercise price, which in the case of incentive stock options must be at least equal to the fair market value of a share of common stock on the grant date (or 110% of such fair market value for incentive stock options granted to 10% shareholders), and, in the case of non-statutory stock options, must be at least 85% of the fair market value of a share of common stock on the grant date; and

  . the duration of the option (which may not exceed ten years, or, with respect to incentive stock options granted to 10% shareholders, five years).

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

As of August 31, 2000, six million shares are reserved for issuance under the 1998 option plan, 724,512 shares have been issued upon the exercise of options, options to purchase of a total of 4,315,019 shares at a weighted average exercise price of $6.45 per share were outstanding and 960,469 shares were available for future option grants.

1998 Non-statutory Stock Option Plan.   Our 1998 non-statutory stock option plan
was approved by the board of directors in December 1998. The non-statutory plan provides for the grant of non-statutory stock options to employees (who are not officers or directors) and consultants. The non-statutory plan is administered by the board of directors or a committee thereof. Subject to the provisions of the non-statutory plan, the board or committee has the authority to select the persons to whom options are granted and determine the terms of each option, including:

  .  the number of shares of common stock covered by the option;

  .  when the option becomes exercisable;

  . the per share option exercise price, which must be at least equal to 85% of the fair market value of a share of common stock on the grant date; and

  .  the duration of the option (which may not exceed ten years).

Generally, options granted under the non-statutory plan become exercisable as the underlying shares vest. Options granted under the non-statutory plan generally vest over four years, although the board or committee may specify a different vesting schedule for a particular grant. Options granted under the non-statutory plan are non-transferable other than by will or the laws of descent and distribution.

In the event of a change in control of EMusic, the acquiring or successor corporation may assume or substitute for the outstanding options granted under the non-statutory plan. The outstanding options will terminate to the extent that such options are neither exercised nor assumed or substituted for by the acquiring or successor corporation.

As of August 31, 2000, ten million shares are reserved for issuance under the non-statutory plan, 93,812 shares have been issued upon the exercise of options, options to purchase of a total of 6,293,570 shares at a weighted average exercise price of $7.44 per share were outstanding and 3,612,618 shares were available for future option grants.

1999 Employee Stock Purchase Plan.   A total of 250,000 shares of common stock
have been reserved for issuance under our 1999 employee stock purchase plan, none of which have been issued as of August 31, 2000. The purchase plan, which is intended to qualify under section 423 of the Internal Revenue Code, is administered by the board or by a committee thereof. Our employees (including our officers and employee directors) and those of any of our subsidiaries designated by the board for participation in the purchase plan are eligible to participate in the purchase plan if they are customarily employed for more than 20 hours per week and more than five months per year. The purchase plan will be implemented by sequential offerings of approximately six months duration. We have not yet determined when the first offering period will commence. Shares will be purchased on the last day of each offering period. The board may change the dates or duration of one or more offerings, but no offering may exceed 27 months. The purchase plan permits eligible employees to purchase common stock through payroll deductions at a price no less than 85% of the lower of the fair market value of the common stock on (a) the first day of the offering, or (b) the purchase date. Participants generally may not purchase more than 1,000 shares in a six-month offering period or stock having a value (measured at the beginning of the offering) greater than $25,000 in any calendar year. In the event of certain changes in control of EMusic, the board may accelerate the purchase date of the then current offering period to a date prior to the change in control unless the acquiring or successor corporation assumes or replaces the purchase rights outstanding under the purchase plan.


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

Applicable percentage ownership in the table is based on shares of common stock outstanding as of August 31, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options that are presently exercisable or exercisable within sixty (60) days of August 31, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding such options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire our capital stock that are presently outstanding or granted in the future or reserved for future issuance under our stock plans, there will be further dilution to new public investors.


                                          Number of Shares
                                          of Common Stock
Beneficial Owner(1)                            Owned            Percent(2)
---------------------                     -----------------     ----------
5% Stockholders
---------------
Citiventure 96 Partnership, L.P.
  c/o Invesco Private Capital
  1166 Avenue of the Americas, Suite 2700
  New York, NY 10036 (3)...................  3,333,400             7.7%

Directors and Executive Officers
--------------------------------

Gene Hoffman, Jr.(4)                         3,285,333            7.62%
Robert Kohn (5)                              2,960,033            6.86%
Joseph Howell (6)                              413,336              *
Peter Astiz (7)                                277,668              *
James Chapman (8)                              271,607              *
Tor Braham (9)                                  76,600              *
Ralph Peer (10)                                338,900              *
Ed Rosenblatt (11)                             130,000              *
Howard Tullman (12)                            422,027              *

-----------------
*    Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options. Calculations of percentages of beneficial ownership assume the exercise by only the respective named shareholders of all options for the purchase of common stock held by such shareholder, which are exercisable within 60 days of August 31, 2000.
(2) Percentage of beneficial ownership excludes shares issuable upon exercise of outstanding stock options and warrants.
(3) Represents shares owned by Invesco related partnerships as follows: 58,300 shares owned by Chancellor Private Capital Offshore Partners I, C.V.; 624,000 shares owned by Chancellor Private Capital Offshore Partners II, L.P.; 379,000 shares owned by Chancellor Private Capital III, L.P.; 1,627,100 shares owned by Citiventure 96 Partnership, L.P.; and 645,000 shares owned by Drake & Co. for the account of Citiventure Private Participations III.
(4)  Includes 83,333 shares issuable upon exercise of outstanding options.
(5)  Includes 83,333 shares issuable upon exercise of outstanding options.
(6)  Includes 120,336 shares issuable upon exercise of outstanding options.
(7)  Includes 61,668 shares issuable upon exercise of outstanding options.
(8)  Includes 225,007 shares issuable upon exercise of outstanding options.
(9)  Includes 65,000 shares issuable upon exercise of outstanding options.
(10) Includes 130,000 shares issuable upon exercise of outstanding options. Includes 208,900 shares of common stock held by peermusic III, Ltd. Mr. Peer disclaims beneficial ownership of the shares held by peermusic III, Ltd. except to the extent of his pecuniary interest therein.
(11) Represents shares issuable upon exercise of outstanding options.
(12) Includes 374,324 shares issuable upon exercise of outstanding options.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Federal securities law requires that the executive officers and directors of the Corporation must report to the SEC and the Corporation, within certain periods, how many shares of the Corporation's equity securities they own and if they conducted any transactions in that stock. Based upon information furnished by these stockholders, the Corporation believes that all required filings for fiscal 2000 have been timely made.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2000, the Company provided a short-term loan of $250,000 to Gene Hoffman, Jr. The loan bears interest at market rates and is secured by a deed of trust and pledge of shares. Approximately $50,000 of such amount has been re-paid with the remainder to be repaid prior to December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     (1)  Financial Statements:


                         Index to Financial Statements

                  Index to Financial Statements- June 30, 2000

                                                                            Page
                                                                            ----
Report of Independent Accountants...........................................  36
Consolidated Balance Sheets.................................................  37
Consolidated Statements of Operations.......................................  38
Consolidated Statement of Stockholders' Equity..............................  39
Consolidated Statements of Cash Flows.......................................  40
Notes To Consolidated Financial Statements..................................  41

                       Report of Independent Accountants


To the Board of Directors and Stockholders of EMusic.com Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of EMusic.com and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 and the period from January 8, 1998 (Inception) to June 30, 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



San Jose, California
September 21, 2000

                                EMUSIC.COM INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                June 30, 2000      June 30, 1999
                                                                -------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents....................................  $  14,591              $ 19,002
  Short-term investments.......................................     19,669                    --
  Accounts receivable, net of allowance of $55 in 2000.........      2,488                    51
  Notes receivable.............................................      5,676                    --
  Prepaid expenses and other current assets....................      4,039                   224
                                                                 ---------              --------
      Total current assets.....................................     46,463                19,277

Property and equipment, net....................................      4,706                 1,076
Advanced royalties, net........................................     19,644                 6,415
Music catalogs and investments, net............................      6,590                 2,343
Tradenames, net................................................     84,339                24,680
Goodwill and other intangible assets, net......................     90,995                    --
Other assets...................................................        523                   430
                                                                 ---------              --------

     Total assets..............................................  $ 253,260              $ 54,221
                                                                 =========              ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.............................................  $   4,130              $    637
  Accrued liabilities..........................................      3,540                 1,679
  Accrued compensation and related benefits....................      2,352                   368
  Deferred revenue.............................................      1,151                    --
                                                                 ---------              --------
     Total current liabilities.................................     11,173                 2,684

Commitments (Note 7)

Capital lease, net of current portion..........................        245                    --
Mandatorily redeemable convertible preferred Series B stock....         --                32,550

     Total liabilities.........................................  $  11,418              $ 35,234
                                                                 ---------              --------
Stockholders' Equity:
  Preferred stock, $0.001 par value; 20,000 shares
    Authorized; no shares issued and outstanding...............         --                    --
  Common stock, $0.001 par value; 200,000 shares authorized;
    43,025 and 16,804 shares issued and outstanding,
    respectively...............................................         43                    17
  Additional paid-in capital...................................    367,363                67,827
  Accumulated deficit..........................................   (125,564)              (48,857)
                                                                 ---------              --------
     Total stockholders' equity................................    241,842                18,987
                                                                 ---------              --------
        Total liabilities, mandatorily redeemable convertible
          preferred stock and stockholders' equity.............  $ 253,260              $ 54,221
                                                                 =========              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                EMUSIC.COM INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                  January 8, 1998
                                                            Year ended           Year ended        (Inception) to
                                                         June 30, 2000        June 30, 1999         June 30, 1998
                                                         -------------        -------------       ---------------
Revenues:
 Music..................................................      $  1,321           $      9         $         --
 Advertising............................................         5,153                 83                   --
                                                              --------           --------             --------
Total revenues..........................................         6,474                 92                   --

Costs of revenues:
 Music..................................................           650                  5         $         --
 Advertising............................................         1,195                 22                   --
                                                              --------           --------             --------
Total costs of revenues.................................         1,845                 27                   --
                                                              --------           --------             --------
Gross profit............................................         4,629                 65                   --
                                                              --------           --------             --------

Operating expenses:
 Product development, excluding stock
  compensation..........................................        15,638              3,629                  209
 Stock compensation.....................................        11,948              8,061                  752
                                                              --------           --------             --------
  Total product development.............................        27,586             11,690                  961
 Selling and marketing..................................        27,917                556                   --
 General and administrative.............................         6,581              1,599                  219
 Amortization of intangible assets......................        21,519              1,682                   --
                                                              --------           --------             --------
   Total operating expenses.............................        83,603             15,527                1,180
                                                              --------           --------             --------
Operating loss..........................................       (78,974)           (15,462)              (1,180)
Interest income.........................................         2,992                359                   --
Interest expense........................................            (8)               (37)                  --
                                                              --------           --------             --------
Net loss................................................      $(75,990)          $(15,140)            $ (1,180)
                                                              --------           --------             --------
Accretion of preferred  stock to
  redemption value......................................          (224)              (247)                  --
Beneficial conversion charge, preferred stock...........            --            (31,721)                  --
Dividend on preferred stock.............................          (493)              (569)                  --
                                                              --------           --------             --------
Net loss applicable to common stockholders.............       $(76,707)          $(47,677)            $ (1,180)
                                                              ========           ========             ========
Net loss per common  share--basic and diluted...........      $  (2.56)          $  (3.52)            $  (0.12)
                                                              ========           ========             ========
Weighted average common shares outstanding--basic
 and diluted............................................        29,950             13,564               10,234
                                                              ========           ========             ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                EMUSIC.COM INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                        Note
                                                                                        Receivable                 Total
                                                     Number of   Common  Additional     From        Accumulated    Stockholders'
                                                     Shares      Stock   Paid Capital   Employee    Deficit        Equity
                                                     ----------  ------  -------------  ---------   -------------  ------------
Issuance of common stock at inception...............      8,378     $ 8      $     (8)  $     --      $       --     $      --
Issuance of common stock............................      1,192       1             9        (10)             --            --
Issuance of common stock for services...............        944       1            12         --              --            13
Conversion of notes payable into common stock.......        501       1           169         --              --           170
Payment on note receivable..........................         --      --            --          4              --             4
Issuance of shares in connection with merger........      3,700       4           684         --              --           688
Issuance of options to advisors.....................         --      --           752         --              --           752
Net loss for the period from January 8, 1998
 (inception) through June 30, 1998..................         --      --            --         --          (1,180)       (1,180)
                                                         ------     ---      --------   --------   -------------      --------
BALANCE, June 30, 1998..............................     14,715      15         1,618         (6)         (1,180)          447

Issuance of common stock for acquisitions...........      1,078       1        13,328         --              --        13,329
Issuance of common stock to Nordic..................        665       1        11,083         --              --        11,084
Issuance of warrants with preferred stock...........         --      --           343         --              --           343
Accretion of preferred stock to redemption value....         --      --            --         --            (247)         (247)
Beneficial conversion charge on preferred stock.....         --      --        31,721         --         (31,721)           --
Dividends on preferred stock........................         --      --            --         --            (569)         (569)
Exercise of warrants to purchase common stock.......        300      --           300         --              --           300
Exercise of options to purchase common stock........         46      --             1         --              --             1
Payment on note receivable from employee............         --      --            --          6              --             6
Issuance of common stock for services...............         --      --            --         --              --            --
Issuance of options to advisors.....................         --      --         2,379         --              --         2,379
Issuance of warrants to advisors....................         --      --         5,682         --              --         5,682
Issuance of warrants in conjunction with the
 licensing of music content.........................         --      --         1,184         --              --         1,184
Issuance of warrants in conjunction with the
 purchase of music catalog..........................         --      --           143         --              --           143
Issuance of common stock options in exchange
 for assets.........................................         --      --            45         --              --            45
Net loss for the year ended June 30, 1999...........         --      --            --         --         (15,140)      (15,140)
                                                         ------     ---      --------   --------   -------------      --------
BALANCE, June 30, 1999..............................     16,804     $17      $ 67,827   $     --       $ (48,857)     $ 18,987

Issuance of common stock through offering...........      5,570       6        84,213         --              --        84,219
Issuance costs associated with offering.............         --      --        (1,142)        --              --        (1,142)
Dividend on preferred stock.........................         --      --            --         --            (493)         (493)
Accretion of preferred stock to redemption value....         --      --            --         --            (224)         (224)
Conversion of preferred stock into common stock.....     11,757      12        32,193         --              --        32,205
Issuance of common stock for acquisitions...........      8,103       8       116,235         --              --       116,243
Issuance of options for acquisitions................         --      --        19,801         --              --        19,801
Issuance of warrants for acquisitions...............         --      --        34,374         --              --        34,374
Exercise of options to purchase common stock........        791      --           746         --              --           746
Issuance of options to advisors.....................         --      --         5,415         --              --         5,415
Issuance of warrants to advisors....................         --      --         6,228         --              --         6,228
Issuance of warrants in conjunction with the
 licensing of music content.........................         --      --         1,473         --              --         1,473
Net loss for the year ended June 30, 2000...........         --      --            --         --         (75,990)      (75,990)
                                                         ------     ---      --------   --------   -------------      --------
BALANCE, June 30, 2000..............................     43,025     $43      $367,363   $    --        $(125,564)     $241,842
                                                         ======     ===      ========   ========   =============      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                EMUSIC.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                           January 8, 1998
                                                                             Year Ended      Year Ended     (Inception) to
                                                                           June 30, 2000   June 30, 1999    June 30, 1998
                                                                           --------------  --------------  ----------------
Cash flows from operating activities:
 Net loss................................................................       $(75,990)       $(15,140)          $(1,180)
 Adjustments to reconcile net loss to net cash used in operating activities (net of the effects of acquisitions):
  Depreciation...........................................................          1,908              93                 3
  Amortization...........................................................         21,519           1,682                --
  Advanced royalties earned..............................................            296               2                --
  Loan interest converted into preferred stock...........................             --              34                --
  Issuance of common stock for services..................................             --              --                13
  Stock compensation.....................................................         11,948           8,061               752
  Changes in assets and liabilities, excluding effects of acquisitions:
   Accounts receivable...................................................           (210)            (51)               --
   Prepaid expenses and other assets.....................................         (3,315)           (616)              (38)
   Accounts payable......................................................          3,082             149                67
   Accrued liabilities...................................................         (3,548)            652                51
   Accrued compensation and related benefits.............................            934             152                17
   Deferred revenue......................................................            400              --                --
                                                                                --------        --------           -------
    Net cash used in operating activities................................        (42,976)         (4,982)             (315)

Cash flows from investing activities:
  Net purchases of short-term investments................................        (19,669)             --                --
  Notes receivable.......................................................         (5,676)             --                --
  Advanced royalties.....................................................        (11,967)         (5,117)               --
  Music catalogs and investments.........................................         (4,481)         (2,200)               --
  Acquisitions, net of cash acquired.....................................          1,500            (468)               --
  Purchase of property and equipment.....................................         (3,830)         (1,091)              (37)
                                                                                --------        --------           -------
    Net cash used in investing activities................................        (44,123)         (8,876)              (37)

Cash flows from financing activities:
  Proceeds from issuance of common stock through offering................         84,219              --                --
  Issuance costs related to offering.....................................         (1,142)             --                --
  Common stock issued in connection with merger..........................             --              --               688
  Proceeds from exercise of stock options and warrants...................            746             301                --
  Proceeds from issuance of preferred stock and warrants.................             --          30,300                --
  Payment of preferred stock dividend....................................         (1,062)             --                --
  Proceeds from issuance of convertible notes............................             --           1,743               170
  Payment on capital lease...............................................            (73)             --                --
  Proceeds from repayment of employee notes receivable...................             --               6                 4
                                                                                --------        --------           -------
    Net cash provided by financing activities............................         82,688          32,350               862
                                                                                --------        --------           -------
Net increase (decrease) in cash..........................................         (4,411)         18,492               510
Cash and cash equivalents at beginning of period.........................         19,002             510                --
                                                                                --------        --------           -------
Cash and cash equivalents at end of period...............................       $ 14,591        $ 19,002           $   510
                                                                                ========        ========           =======
Supplemental disclosure of non-cash financing activities:
Conversion of notes payable into common stock............................       $     --        $     --           $   170
                                                                                ========        ========           =======
Issuance of common stock for notes receivable............................       $     --        $     --           $    10
                                                                                ========        ========           =======
Conversion of notes payable and interest to Series B preferred stock.....       $     --        $  1,777           $    --
                                                                                ========        ========           =======
Accretion of preferred stock to redemption value.........................       $    224        $    247           $    --
                                                                                ========        ========           =======
Beneficial conversion charge, preferred stock............................       $     --        $ 31,721           $    --
                                                                                ========        ========           =======
Accrued dividend payable on preferred stock..............................       $     --        $    569           $    --
                                                                                ========        ========           =======
Conversion of preferred stock into common stock..........................       $ 32,205        $     --           $    --
                                                                                ========        ========           =======
Issuance of common stock options for fixed assets........................       $     --        $     45           $    --
                                                                                ========        ========           =======
Issuance of warrants for licensed music content..........................       $  1,473        $  1,184           $    --
                                                                                ========        ========           =======
Issuance of warrants for acquired music catalog..........................       $     --        $    143           $    --
                                                                                ========        ========           =======
Issuance of warrants with preferred stock................................       $     --        $    343           $    --
                                                                                ========        ========           =======
Issuance of common stock in conjunction with acquisitions................       $116,243        $ 13,329           $    --
                                                                                ========        ========           =======
Issuance of options in conjunction with acquisitions.....................       $ 19,801        $     --           $    --
                                                                                ========        ========           =======
Issuance of warrants in conjunction with acquisitions....................       $ 34,374        $     --           $    --
                                                                                ========        ========           =======
Issuance of common stock to Nordic.......................................       $     --        $ 11,084           $    --
                                                                                ========        ========           =======
Accrual for amount due on content license................................       $     --        $    116           $    --
                                                                                ========        ========           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                EMUSIC.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

 The Company

EMusic.com Inc. ("EMusic" or the "Company") sells downloadable music over the Internet and operates a network of music-oriented Web sites, including RollingStone.com, EMusic.com, DownBeatJazz.com and IUMA.com that generates revenue from the sale of advertising. The Company also generates revenue from the licensing of its acquired music catalogs. A Delaware corporation formerly known as GoodNoise Corporation, EMusic was incorporated on January 8, 1998 and is based in Redwood City, California, with regional offices in New York, Los Angeles and Chicago.

 Basis of Presentation

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each fiscal year since inception as a result of incurring costs to establish its business, which were significantly in excess of revenues. The Company has also used its cash resources to make substantial investments in music content for its websites.

Management's plans to reverse the recent trend of losses and negative cash flows are to increase revenues while controlling costs. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all.

 Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from the dates of acquisition. All intercompany-balances and transactions have been eliminated.

 Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and equivalents are stated at cost, which approximates market value.

 Short-term Investments

Short-term investments are securities with maturities greater than 90 days but less than one year. They are classified as held-to-maturity securities, stated at cost and adjusted for amortization of premiums and accretion of discounts to maturity. There were no sales during the year ended June 30, 2000. Short-term investments at June 30, 2000 are comprised of the following:

                                        Amortized             Market        Unrealized
Type of security                          Cost                Value         Gain/(Loss)
---------------                         ---------          -----------      -----------
Corporate bonds                         $ 8,959,000        $ 8,939,000         $ (20,000)
Short-term notes                          3,983,000          3,971,000           (12,000)
Euro dollar bonds                         6,727,000          6,694,000           (33,000)
                                        -----------        -----------         ---------

  Total                                 $19,669,000        $19,604,000         $ (65,000)
                                        ===========        ===========         =========

 Note Receivable

During 2000, the Company loaned $5,000,000 to an independent label from which the Company licenses music content. The note bears interest at 10% per annum and is due in quarterly installments ending June 30, 2001. At June 30, 2000 $4,750,000 of principal and $275,959 of accrued interest was outstanding on this note. The quarterly installment due on June 30, 2000 was not collected. Management, however, believes the note to be fully recoverable and therefore a valuation reserve has not been recorded.

 Advanced Royalties

In accordance with Statement of Financial Accounting Standards No. 50, "Financial Reporting in the Record and Music Industry," royalty advances and minimum guarantees to license music content are recorded as an asset. Advances are then expensed as subsequent royalties are earned. Warrants issued in connection with these license agreements, which are not specifically recoupable against future royalty payments, are recorded at their fair value, estimated using the Black-Scholes Model, at the date of grant and amortized to product development expense over the life of the license agreement, generally three to five years. Any portion of advances that subsequently appear not to be fully recoverable from future royalties are charged to expense during the period in which the loss becomes evident.

 Music Catalogs and Investments

Music catalogs and investments, net consist of acquired music catalogs net of amortization and investments in debt and equity securities of certain privately held record label and music distribution companies. Acquired music content is amortized over its useful life, generally ten years, using a straight-line approach.

Investments in the debt and equity securities of privately held companies where the Company does not exert significant influence are stated at cost less any provision for impairment. If the security is quoted on a recognized exchange it is classified as available for sale and is marked to market at the end of every reporting period. Any unrealized gain or loss is included in accumulated other comprehensive income until realized when it is included in operations. The Company did not hold any such securities during each of the periods presented. Any investments where the Company exerts a significant influence are accounted for using the equity method of accounting. The Company did not hold any such investments during each of the periods presented.

 Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to three years. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives or the remaining lease terms, generally three years.

 Revenue Recognition

Music revenues are derived principally from the sale of downloadable music and the licensing of the Company's music catalog to others. Revenue from the sale of downloadable music is recognized in the period in which the download occurs. License revenue is recognized ratably over the license term.

Advertising revenues are derived principally from short-term advertising agreements. These revenues are generally recognized ratably over the term of the agreements, provided the Company has no significant remaining obligations and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of advertising impressions delivered or times that the advertisement is viewed by users of the Company's websites. The Company also recognizes advertising revenue as a result of barter transactions with certain other internet and media-related companies. Advertising revenue from barter transactions is recognized based on the fair value of the advertising surrendered in the transaction. Such fair value is determined based on the Company's historical practice of receiving cash, or other consideration that is readily convertible to cash, for similar advertising from buyers unrelated to the counter-party in the barter transaction. Advertising revenue and expense from barter transactions during 2000 was $749,000. No barter revenue was recorded during 1999.

 Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25 "Accounting for Stock Issued to Employees," and complies with disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18.

 Income Taxes

Income taxes are accounted for using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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


 Risks and Uncertainties

The Company is subject to various risks, including those associated with Internet commerce, the ability to obtain additional financing, dependence on key personnel, the market acceptance of the Internet as a medium for consumers to obtain downloadable music, and competition from other providers of music-related content over the Internet. In addition the Company has made substantial investments in music content for its websites. To date the Company does not have sufficient operating history to determine whether it can fully recover the cost of such investments.

 Fair Value of Financial Instruments

The amounts reported for cash equivalents, receivables, accounts payable, accrued liabilities and other financial instruments are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates, and their short-term nature. The fair value of short-term investments at June 30, 2000, was $19,604,000 compared to a carrying value of $19,669,000.

 Goodwill and Other Intangible Assets

Goodwill and other intangibles, recorded in connection with the Company's acquisitions, are being amortized on a straight-line basis over periods ranging from one to ten years from the date of acquisition (see Note 2). Whenever events or circumstances indicate the carrying value of a long-lived asset, including property and equipment, goodwill and other intangible assets might not be recoverable, the Company assesses the recoverability of such assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. To date, the Company has not recorded any impairment charges against the value of our intangible assets.

 Website Development Costs

The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website music content are included in product development expense in the accompanying consolidated statement of operations.

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in selling and marketing expense in the consolidated statement of operations, totaled $17,424,000 and $471,000 for the years ended June 30, 2000 and 1999, respectively. There were no similar costs for the period from January 8, 1998 (Inception) through June 30, 1998.

Advertising costs included in prepaid expenses totaled $3,437,000 at June 30, 2000. There were no similar costs in prepaid expenses at June 30, 1999.

 Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. During all periods presented, the Company operated in a single business segment, an online music network of websites (including EMusic.com, RollingStone.com, IUMA.com and DownbeatJazz.com) that sells downloadable music and advertising. All long-lived assets and all revenues were located or generated in the United States of America.

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

 Net Loss per Common Share

The weighted average shares used to compute basic net loss per common share include outstanding shares of common stock from the date of issuance, and exclude shares of common stock subject to repurchase by the Company. The calculation of diluted net loss per share for all periods presented excludes shares of common stock issuable upon exercise of employee stock options and common stock issuable upon the conversion of Series B preferred stock, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                    Year              Year       January 8, 1998
                                                                    Ended            Ended        (Inception) to
                                                                   June 30,         June 30,          June 30,
                                                                     2000             1999             1998
                                                                   ---------       -----------   ---------------
Net loss........................................................   $(75,990)         $(15,140)        $(1,180)
Accretion of preferred stock to redemption value................       (224)             (247)              -
Beneficial conversion charge, preferred stock...................         --           (31,721)              -
Dividend on Series B preferred stock............................       (493)             (569)              -
                                                                   --------          --------         -------
Net loss applicable to common shares............................   $(76,707)         $(47,677)        $(1,180)
                                                                   --------          --------         -------
Net loss per common share - basic and diluted...................   $  (2.56)         $  (3.52)        $ (0.12)
                                                                   --------          --------         -------

Weighted average common shares outstanding - basic and diluted..     29,950            13,564          10,234
                                                                   --------          --------         -------
Antidilutive securities:
 Options to purchase common stock...............................     12,336             6,298           2,438
 Common stock subject to repurchase.............................      2,957             4,777             508
 Series B preferred stock.......................................         --            11,757               -
 Warrants.......................................................      6,302             1,753               -
                                                                   --------          --------         -------
                                                                     21,595            24,585           2,946
                                                                   ========          ========         =======

 Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the first fiscal quarter ending after June 30, 2001. The Company believes the adoption of these pronouncements will not have a material impact on the Company's financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101 A and SAB 101 B. SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal year ending June 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, certain provisions relate to certain transactions occurring after December 15, 1998 and January 12, 2000. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

In March 2000, the EITF reached a consensus on EITF No. 00-2, "Accounting for Website Development Costs". This EITF provides guidance on whether certain costs incurred to develop websites should be capitalized or expensed. The consensus is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of EITF No. 00-2 to have a material impact on our financial position or results of operations.

Note 2--Acquisitions

On December 13, 1999, the Company acquired all of the stock of Group K, Inc. (dba "Cductive"), an online custom CD compilation company. The total purchase price of $36,612,000 consisted of 2,136,000 shares of common stock valued at $30,975,000, assumption of outstanding warrants and options with an estimated fair value using the Black-Scholes Model of $5,322,000, and professional fees of $315,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Cductive have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the acquired tangible assets of $1,211,000, liabilities of $468,000, goodwill of $34,096,000 and other intangible assets of $1,773,000, pursuant to the review by an independent valuations consultant. The Company is amortizing the goodwill and intangible assets over the estimated life of three years using the straight-line method.

On February 15, 2000, the Company acquired all of the outstanding stock of Tunes.com Inc. ("Tunes") the operator of RollingStone.com and Downbeatjazz.com websites. The total purchase price of $136,121,000 consisted of 5,967,000 shares of the Company's common stock valued at $85,268,000, assumption of outstanding warrants and options with an estimated fair value using the Black-Scholes Model of $48,853,000, and professional fees of $2,000,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Tunes have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the acquired tangible assets of $8,415,000, liabilities of $8,364,000, which includes accrued severance pursuant to the acquisition, goodwill of $63,182,000, the RollingStone.com agreement of $71,470,000 and other intangible assets of $1,418,000, pursuant to the review by an independent valuations consultant. The Company is amortizing the goodwill and RollingStone.com agreement over the estimated life of ten years and the other intangible assets over the estimated life of one year using the straight-line method.

On January 31, 1999, the Company completed the acquisition of Creative Fulfillment, Inc. ("Creative Fulfillment"), operator of EMusic.com for a combination of cash and stock, at which time Creative Fulfillment became a wholly owned subsidiary of the Company. The results of Creative Fulfillment have been included in the consolidated financial statements since the date of acquisition. The total purchase price of $6,030,000 consisted of 630,179 shares of the Company's common stock valued at $5,558,000, cash consideration of $313,000, liabilities assumed of $11,000 and other acquisition related expenses of approximately $150,000. Substantially all of the purchase price has been allocated, based on an independent appraisal to the domain name and trademark "Emusic," which the Company is amortizing over its estimated life of three years using the straight-line method.

On June 18, 1999, the Company completed the acquisition of Internet Underground Music Archive, Inc. ("IUMA"), operator of IUMA.com, a website designed and maintained for unsigned artists, for a combination of cash and stock, at which time IUMA became a wholly owned subsidiary of the Company. The results of IUMA have been included in the consolidated financial statements since the date of acquisition. The total purchase price of $8,990,000 consisted of 448,000 shares of the Company's common stock valued at $7,771,000, liabilities assumed of $1,119,000 and professional fees of approximately $100,000. The acquisition has been accounted for using the purchase method of accounting and the Company has allocated substantially the entire purchase price to the tradename "IUMA." The Company is amortizing this intangible asset over its estimated life of three years using the straight-line method.

Summarized below are the unaudited pro-forma results of the Company as though Tunes.com, Cductive, Creative Fulfillment and IUMA had been acquired at the beginning of the year ended June 30 1999.


                                                   Year       Year
                                                  Ended       Ended
                                                 June 30,   June 30,
                                                   2000       1999
                                                ---------   --------
Revenue.......................................  $  11,274   $  3,900
Net loss......................................   (109,770)   (71,549)
Net loss per common share, basic and diluted..  $   (2.74)  $  (4.65)

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place as of the beginning of each of the fiscal years presented or of future results of operations of the combined companies.

Note 3--Property and Equipment

Property and equipment consist of the following as of June 30 (in thousands):



                                     2000      1999
                                   ------    ------
Computer equipment..............  $ 4,369    $  495
Software........................    1,178        81
Furniture and fixtures..........    1,151       584
                                  -------    ------
                                    6,698     1,160
Less: Accumulated depreciation..   (1,992)      (84)
                                  -------    ------
                                  $ 4,706    $1,076
                                  =======    ======

The original cost of equipment held under capital leases was $439,000, and accumulated amortization was $76,000 at June 30, 2000.

Note 4--Advanced Royalties and Music Catalogs and Investments

The following balances are as of June 30 (in thousands):

Advanced Royalties                                  2000     1999
                                                   -----    -----
Cash advances..................................   $17,590    $5,233
Warrants issued................................     2,657     1,184
Less:  Accumulated earned royalty..............      (298)       (2)
Less:  Accumulated stock compensation expense..      (305)       --
                                                  -------    ------
                                                  $19,644    $6,415
                                                  =======    ======

The Company has obtained the rights to distribute musical recordings over the Internet for periods generally ranging from three to five years. During the years ended June 30, 2000 and 1999, the Company paid cash advances on future royalties of $11,967,000 and $5,117,000, respectively. The Company also acquired $390,000 of royalty advances with the acquisition of Cductive in December 1999 (see Note 2). In addition, as of June 30, 1999 an accrual of $116,000 in respect of an amount due under one licensing contract entered into during the year ended June 30, 1999 was included above. This amount was paid during the year ended June 30, 2000. Also related to these license agreements, the Company issued warrants to purchase up to 409,113 shares of common stock with a fair value of $1,473,000 in 2000 and issued warrants to purchase up to 229,500 shares of common stock with an estimated fair value of $1,184,000 in 1999 (see Note 9).

Music Catalogs and Investments                       2000      1999
                                                     ----      ----
Acquired music catalogs........................     $4,341    $2,343
Less:  Accumulated amortization................       (234)       --
                                                    ------   -------
                                                     4,107     2,343
Equity investments.............................      2,233        --
Convertible note...............................        250        --
                                                    ------   -------
                                                    $6,590    $2,343
                                                    ======   =======

The Company has purchased certain music master sound recordings, copyrights and trademarks, including the full physical and electronic download distribution rights and other intangible assets related to certain record labels. The cash consideration for the purchase of these music catalogs totaled $1,998,000 and $2,200,000 during the years ended June 30, 2000 and 1999, respectively. In addition, warrants valued at $143,000 were issued related to the purchase of music catalogs in 1999.

During the year ended June 30, 2000, the Company made cash investments in independent record labels and a distribution company totaling $2,483,000. The convertible note can be converted at any time by the Company into a fifteen percent interest in the underlying private company's equity securities.

Note 5 - Trade Names, Goodwill & Other Intangible Assets

Trade Names, Goodwill & Other Intangible Assets consisted of the following as of June 30 (in thousands):


                                             2000       1999
                                           --------   -------
Trade names:
 EMusic tradename........................  $ 17,372    $17,372
 IUMA tradename..........................     8,990      8,990
 Rollingstone.com Agreement(see note 2)..    71,470         --
 Less: Accumulated amortization..........   (13,493)    (1,682)
                                           --------   --------
                                           $ 84,339    $24,680
                                           ========   ========

Goodwill & other intangible assets:
Goodwill(see note 2).....................  $ 97,278   $     --
Other intangibles(see note 2)............     3,191         --
Less: Accumulated amortization...........    (9,474)        --
                                           --------   --------
                                           $ 90,995   $     --
                                           ========   ========

Amortization is calculated on the straight-line basis over three to ten years for tradenames and goodwill and one to three years for other intangible assets.

On April 27, 1999, the Company completed a purchase of the rights related to the EMusic domain name and certain digital music distribution rights from Nordic Entertainment Worldwide, Inc. and affiliate entities ("Nordic"), Nordic continued as a stand-alone business following the transaction. The total purchase price of $11,459,000 consisted of 665,188 shares of the Company's common stock valued at $11,084,000 and cash consideration of $375,000. The total purchase price was allocated to the EMusic domain name and music distribution rights in the amounts of $11,354,000 and $105,000, respectively.

Note 6--Mandatorily Redeemable Convertible Preferred Stock

Mandatorily redeemable convertible preferred stock at June 30, 1999, comprise the following:


                                          Shares           Liquidation
                                  Authorized  Outstanding    Amount
                                  ----------  -----------  -----------
Series B........................      120,000     117,570  $35,271,000
Undesignated....................      380,000          --           --
                                      -------     -------  -----------
                                      500,000     117,570  $35,271,000
                                      =======     =======  ===========

 Series A

On October 28, 1998, the Company raised proceeds of $500,000 through the sale of 500 shares of Series A mandatorily redeemable preferred stock ("Series A") and warrants to purchase 100,000 shares of the Company's common stock to an accredited investor. The Series A shares were convertible into shares of the Company's common stock based on a conversion formula and contained certain redemption provisions. The Company recorded a charge to accumulated deficit in the amount of $144,000 arising from the "in-the-money" conversion feature attached to the Series A shares. In conjunction with the Company's Series B financing discussed below, all 500 shares of Series A were converted into 2,048 shares of Series B mandatorily redeemable convertible preferred stock. The warrants, which remain outstanding at June 30, 2000, have a term of four years with an initial exercise price of $7.10 per share and have been recorded at fair value, estimated using the Black Scholes Model, as additional paid in capital of $343,000 (see Note 9).

 Series B

On March 23, 1999 ("Issuance Date"), the Company completed a private placement of 117,570 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B"), which includes the conversion of outstanding convertible notes and Series A shares into Series B Shares. Total proceeds, including proceeds from the convertible notes were $31,577,000 net of issuance costs of approximately $2,724,000.

During the year ended June 30, 1999, the Company recorded a charge to accumulated deficit for the "in-the-money" conversion feature attached to the Series B stock. The amount of this charge was limited to the aggregate amount of the net proceeds received of $31,577,000. The remaining difference between the Series B carrying value and its redemption value, resulting from issuance costs associated with the transaction, was accreted, using the effective interest rate method, as a charge to accumulated deficit through September 24, 1999, the date of the Company's public offering and the conversion of the Series B into common stock.

During the years ended June 30, 2000 and 1999, the Company recorded a charge of $493,000 and $569,000, respectively, to accumulated deficit for the 6% accrued dividends on the Series B shares.

On September 24, 1999, the Company completed an underwritten public offering, and consequently, in accordance with terms of the Series B purchase agreement, the 117,570 shares of Series B were converted to 11,757,000 shares of Common Stock. In conjunction with this conversion, the Company recorded an addition to common stock of $12,000 and an increase to additional paid in capital of $32,193,000. During the year ended June 30, 2000, dividends on the Series B shares of $1,062,000 were paid.

Note 7--Commitments:

License Agreement

In conjunction with the acquisition of Tunes.com (see Note 2) the Company assumed an agreement with Rolling Stone LLC (the "Agreement") pursuant to which the Company has certain rights with respect to brand name, trademarks, URL and other content-related services. Under the terms of the Agreement, the Company also assumed the outstanding warrants issued by Tunes (see Note 9), and is required to pay an annual license fee of $1,000,000 (paid in quarterly installments), which increases to $1,250,000 starting in January 2001 and $1,500,000 in January 2006. Additionally, the Company is required pay a percentage of the revenues generated from the RollingStone.com Web site and to purchase $1,100,000 of advertising and other services annually in Rolling Stone magazine. The initial term of the Agreement continues through February 2011, is automatically renewed for an additional five years if the Company has a market capitalization of at least $2 billion, and may thereafter continue for
additional renewal terms upon the mutual agreement of the parties.   Rolling
Stone LLC may terminate the Agreement earlier if the Company fails to maintain technical reliability reasonably required to keep the RollingStone.com website available, to pay amounts due under the Agreement, or is acquired by a competitor of Rolling Stone or another company unacceptable to Rolling Stone.

Lease Commitments

The Company leases office facilities under noncancelable operating leases, and equipment under capital leases.

During the year ended June 30, 1999, the Company entered into a five-year lease agreement for office space. The terms of the agreement require minimum monthly lease payments of approximately $67,000 for a period of 60 months. This monthly amount includes certain maintenance costs associated with the leased space, and is subject to annual increases based on the Consumer Price Index.

Future minimum lease payments under these leases, net of sublease income, are as follows (in thousands):

                                                                    Capital        Operating
                                                                    Leases          Leases
                                                                  ----------       ---------
Year Ending June 30,
     2001.......................................................      $ 221          $1,352
     2002.......................................................        189           1,303
     2003.......................................................         64           1,024
     2004.......................................................         --             820
     2005.......................................................         --             141
                                                                      -----          ------
         Total minimum lease payments                                 $ 474          $4,640
         Less: Amount representing interest                             (50)
                                                                      -----
         Present value of net minimum lease payments                    424
         Less: Current portion, included in accrued liabilities        (179)
                                                                      -----
                                                                        245
                                                                     ======

Rent expense for operating leases was $1,187,000, $231,000 and $13,000 for the years ended June 30, 2000 and 1999, and the period from January 8, 1998 (Inception) to June 30, 1998, respectively.

Note 8--Stockholders' Equity

Public Offering

On September 24, 1999, the Company completed a public offering of 5,270,000 shares of common stock for proceeds of $79,682,000. Issuance costs associated with the public offering were $1,142,000. On October 27, 1999, the Company issued an additional 300,000 shares of common stock for net proceeds of $4,537,000 in connection with the exercise by the underwriters of their over-allotment option.

Restricted Common Stock

A total of 8,378,000 shares of common stock were issued to the Company's founders, of which 1,062,000 were issued subject to a restricted stock purchase agreement with one of the founders. The agreement provides the Company with the right to repurchase 590,000 of these shares at $0.01 per share subject to ratable vesting over three years. In March 1999, pursuant to the stockholders' agreement entered into in conjunction with the Series B preferred stock issuance (Note 6), an additional 4,897,650 shares of the common stock originally issued to the Company's two other founders, were designated as newly restricted shares, subject to repurchase by the Company at $0.01 per share. The shares vest ratably over three years from the date of the Series B preferred stock issuance. As of June 30, 2000, 2,957,000 shares were subject to the Company's right of repurchase.

Par Value

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

Note 9--Warrants

Warrants to purchase 300,000 shares of the Company's common stock were exercised on August 10, 1998 for cash proceeds of $300,000.

In conjunction with the Series A financing (see Note 6) during the year ended June 30, 1999, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $7.91 per share. The fair value of these warrants, estimated using the Black-Scholes Model, of $343,000 has been recorded as additional paid in capital during the year ended June 30, 1999. These warrants, which expire on October 28, 2002, were outstanding as of June 30, 2000.

In conjunction with the acquisition of a music catalog on June 30, 1999 (see
Note 4), the Company issued warrants to purchase 35,000 shares of the Company's common stock at a price of $13.63 per share. The warrants, which expire on June 10, 2001, were valued at $143,000 and were recorded as an addition to paid in capital. These warrants were outstanding at June 30, 2000.

During the years ended June 30, 2000 and 1999, the Company issued warrants for the purchase of 1,536,515 and 1,388,300 common shares, respectively, in exchange for product development activities by various parties operating in the music industry. The warrants were issued with exercise prices ranging from $2.19 to $21.63 and have two to three-year terms. The fair value of these warrants, estimated using the Black-Scholes Model, of $6,228,000 and $5,682,000 has been recorded as a charge to product development expense in the Consolidated Statement of Operations for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, 2,284,715 of these warrants were outstanding.

In connection with agreements to license digitally downloadable rights from various record labels the Company issued warrants to purchase up to 409,113 and 229,500 shares of common stock during the years ended June 30, 2000 and 1999, respectively. These warrants were issued at exercise prices ranging between $2.13 and $24.50. The fair value of these warrants, estimated using the Black-Scholes Model, of $1,473,000 and $1,184,000 has been recorded as an addition to Advanced Royalties to be amortized over the term of the respective label agreements (see Note 4). During the year ended June 30, 2000, $305,000 was amortized to product development expense in the Consolidated Statement of Operations. All these warrants were outstanding as of June 30, 2000.

In connection with the acquisition of Cductive, the Company assumed outstanding warrants to purchase up to 205,639 shares of common stock at exercise prices ranging between $6.61 and $9.92. The fair value of these warrants, estimated using the Black-Scholes Model, of $2,337,000 was recorded as part of the purchase price. All these warrants were outstanding as of June 30, 2000.

In connection with the acquisition of Tunes.com, the Company assumed outstanding warrants to purchase up to 3,038,213 shares of common stock at an exercise price of $3.62. The fair value of these warrants, estimated using the Black-Scholes Model, of $32,037,000 was recorded as part of the purchase price. All these warrants were outstanding as of June 30, 2000.

The following table sets forth the warrants outstanding as of June 30, 2000:

                                                           Weighted
                                                            Average
                                                           Exercise
                                Number of     Exercise     Price Per
                                 Shares        Price         Share
                                ---------  --------------  ---------
Series A agreement............    100,000   $        7.91     $ 7.91
Acquisition of music catalog..     35,000   $       13.63     $13.63
Product development services..  2,284,715   $2.19--$21.63     $14.53
Advanced royalties............    638,613   $2.13--$24.50     $12.38
Acquisition of Cductive.......    205,639   $6.61--$ 9.92     $ 7.31
Acquisition of Tunes..........  3,038,213   $        3.62     $ 3.62
                                ---------                     ------
Balance at June 30, 2000......  6,302,180                     $ 9.81
                                =========                     ======

Note 10--Stock Plans

 Stock Option Plans

On March 30, 1998, the Company adopted the 1998 Stock Option Plan and on December 31, 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan (the "Plans") that provide for the granting of either incentive or nonqualified stock options to purchase shares of the Company's common stock, and for stock-based awards to officers, directors, key employees of the Company and non-employee consultants. Options granted to employees generally vest ratably over a period of three or four years, and expire ten years from the date of grant. As of June 30, 2000, there were 4,573,000 shares of common stock available for grant under the Plans.

In connection with the acquisition of Cductive, the Company assumed outstanding options to purchase up to 263,954 shares of the Company's common stock at exercise prices ranging between $1.84 and $8.27. The fair value of these options, estimated using the Black-Scholes Model, of $2,985,000 was recorded as part of the purchase price. In connection with the acquisition of Tunes, the Company assumed outstanding options to purchase up to 1,594,656 shares of the Company's common stock at exercise prices ranging between $1.21 and $12.06. The fair value of these options, estimated using the Black-Scholes Model, of $16,816,000 was recorded as part of the purchase price.

The following table summarizes activity under the Plans during the years ended June 30, 2000 and 1999 and the period from January 8, 1998 (Inception) to June 30, 1998.

                                                                          Weighted
                                                                          Average
                                                                          Exercise
                                   Number of           Exercise              Price Per
                                     Shares              Price                  Share
                                  ------------      ---------------         -----------
Granted.........................    2,437,550        $0.01--$ 5.00          $     0.85
                                   ----------
Balance at June 30, 1998........    2,437,550                               $     0.85
   Granted......................    4,216,000        $5.75--$13.63          $    10.76
   Exercised....................      (45,400)       $        0.03          $     0.03
   Canceled.....................     (310,400)       $       11.00          $    11.00
                                   ----------
Balance at June 30, 1999........    6,297,750                               $     7.12
   Granted......................    6,943,575        $2.16--$15.13          $     7.08
   Assumed on acquisitions          1,858,610        $1.21--$12.06          $     7.08
   Exercised....................     (790,809)       $0.03--$ 7.49          $     0.95
   Canceled.....................   (1,942,632)       $0.03--$15.00          $    10.13
                                   ----------
Balance at June 30, 2000........   12,366,494                               $     7.04
                                   ==========

The following table summarizes information with respect to stock options outstanding at June 30, 2000:


                                            Options Outstanding                     Options Exercisable
                                 --------------------------------------------   --------------------------------
                                                   Weighted-
                                   Number          Average        Weighted-        Number            Weighted-
Range of                          Outstanding     Remaining        Average       Exercisable         Average
Exercise                          at June 30,     Contractual     Exercise        At June 30,        Exercise
Prices                                2000        Life (Years)      Price           2000               Price
-------------                    ------------     ------------   ----------     --------------   ---------------
$ 0.01-$0.03                        1,120,644           7.79     $     0.03           732,240       $    0.03
  1.21- 3.78                        3,591,643           9.34           2.43         1,041,164            2.55
  5.00- 6.75                        1,551,852           7.37           5.68         1,122,905            5.59
  7.19- 9.89                        2,545,681           9.27           8.72           611,839            8.41
 11.00-15.13                        3,526,674           8.71          13.36         1,959,990           13.16
                                   ----------                                       ---------
                                   12,336,494           8.76           7.04         5,468,138            7.29
                                   ==========                                       =========

Stock Compensation

During the year ended June 30, 2000 and 1999 and the period from January 8, 1998 (Inception) to June 30, 1998, the Company issued options for the purchase of 1,048,000, 666,000 and 280,000 common shares, respectively, in exchange for product development activities by various individuals. The options were issued with exercise prices ranging from $0.01 to $15.00 and have between ten and two-year terms. The fair value of these options, estimated using the Black-Scholes Model, of $5,415,000, $2,379,000 and $752,000 for the years ended June 30, 2000 and 1999 and for the period January 8, 1998 (Inception) through June 30, 1998, respectively, were recorded as Product Development expense in the Consolidated Statement of Operations.

As discussed in note 9 to these consolidated financial statements, the Company also issued warrants to purchase 1,536,115 and 1,388,300 share of common stock with fair values of $6,228,000 and $5,682,000 during the years ended June 30, 2000 and 1999, respectively.

Options to purchase 103,500 shares of the Company's common stock at $5.75 per share were issued for fixed assets during the year ended June 30, 1999. The fair value of these options, estimated using the Black-Scholes Model, of $45,000 was recorded as an increase to fixed assets for the year ended June 30, 1999.

 Pro forma stock compensation


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost been determined based on the fair value at the grant date for the awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss for 2000, 1999 and 1998, respectively, would have been as follows (in thousands except per share data):

                                                                                               January 8, 1998
                                                                       Year          Year        (Inception)
                                                                       Ended         Ended         through
                                                                      June 30,      June 30,       June 30,
                                                                        2000          1999           1998
                                                                     ----------     ---------  --------------
   Net loss applicable to common stockholders - as reported...         $(76,707)     $(47,677)     $(1,180)
   Net loss applicable to common stockholders - pro forma.....         $(85,789)     $(49,009)     $(1,458)
   Net loss per common share basic and diluted - as reported..         $  (2.56)     $  (3.52)     $ (0.12)
   Net loss per common share basic and diluted - pro forma....         $  (2.86)     $  (3.61)     $ (0.14)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

For the purposes of disclosure under SFAS No. 123, the fair value of the option grants to employees, in aggregate is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:


                                                            January 8, 1998
                                      Year          Year       (Inception)
                                      Ended        Ended        through
                                     June 30,     June 30,       June 30,
                                      2000          1999           1998
                                    --------     ---------    ---------------
   Expected volatility......             75%          46%             55%
   Risk-free interest.......           6.00%        6.00%           5.73%
   Expected life............        5 years      5 years         5 years
   Expected dividend yield..              0%           0%              0%

 Employee Stock Purchase Plan

The 1999 Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The Company's only expense relating to this plan is for its administration. A total of 250,000 shares of common stock were reserved for issuance under the plan. As of June 30, 2000, no shares have been sold to employees under this plan.

Note 11 - Retirement Plans

The Company maintains qualified 401(k) savings plans covering substantially all employees. The plans permit eligible employees to make voluntary contributions on a pretax basis up to a certain limit. As of June 30, 2000, the Company has made no contributions to the plans.

Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

As of June 30, 2000 the Company has recorded a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that such assets will not be recovered prior to their expiration. As of June 30, 1999 the Company recognized deferred tax assets to the extent of its deferred tax liabilities.

Significant components of the Company's deferred income tax assets and liabilities were as follows (in thousands):

                                                              June 30
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
          Deferred tax assets:
               Net operating losses...................    $ 35,511     $ 4,120
               Accruals and reserves..................         661          80
               Depreciation and amortization..........       2,301         200
                                                          --------     -------
                                                            38,473       4,400
          Deferred tax liabilities:
               Non-deductible intangible assets.......     (32,067)     (4,400)
                                                          --------     -------
               Net deferred tax asset.................       6,406          --
                    Valuation allowance...............      (6,406)         --
                                                          --------     -------
                                                          $     --     $    --
                                                          ========     =======

At June 30, 2000, the Company had federal and state net operating loss carryforwards available to offset future taxable income totaling approximately $88 million, which expire in varying amounts beginning in 2006 through 2020. Included in the federal and state net operating loss carryforwards are approximately $2,000,000 of deductions related to stock option exercises, the benefit of which will be credited to equity when realized. Based on the Internal Revenue Code the utilization of net operating loss carryforwards may be limited in certain circumstances. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change in ownership.

The acquisitions of IUMA and Creative Fulfillment in 1999 and Tunes.com and Cductive in 2000 were structured as tax-free exchanges of stock, therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between assigned fair values of intangibles for book purposes and the tax bases of such assets.


Note 13--Subsequent Events

In July 2000, the Company broadened its revenue model with the launch of EMusic Unlimited, a subscription program that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. This is an addition to the previous model where customers are offered the opportunity to purchase individual tracks and albums. Revenues from the subscription sales will be recognized over the respective subscriptions terms.

Note 14- Selected Quarterly Data (Unaudited)

                                        Fiscal year ended June 30, 2000             Fiscal year ended June 30, 1999
                                ----------------------------------------------------------------------------------------------------
(Amounts in $000's)               Quarter     Quarter      Quarter       Quarter     Quarter   Quarter      Quarter      Quarter
                                   ended       ended        ended         ended       ended     ended        ended       ended
                                  June 30,    March 31,  December 31, September 30,  June 30,  March 31,  December 31, September 30,
                                    2000        2000        1999          1999        1999      1999          1998        1998
                                 ---------   ---------   -----------  ------------  --------  ----------  ------------ ------------
Revenues:
 Music..........................   $    509    $    529    $    229     $     54    $      6    $      2       $     1      $    --
 Advertising....................      3,262       1,571         194          126          45          19             7           12
                                   --------    --------    --------     --------    --------    --------       -------      -------
 Total revenues                       3,771       2,100         423          180          51          21             8           12
Cost of revenues................      1,094         579         147           25          14           9             4
                                   --------    --------    --------     --------    --------    --------       -------           --
Gross profit....................      2,677       1,521         276          155          37          12             4           12
                                   --------    --------    --------     --------    --------    --------       -------      -------

Operating expenses:
Product development, excluding
 stock compensation.............      5,730       4,922       2,935        2,051       1,879         789           391          570

Stock compensation..............      2,961       2,072       2,955        3,960       6,565         865           534           97
                                   --------    --------    --------     --------    --------    --------       -------      -------
 Total product development......      8,691       6,994       5,890        6,011       8,444       1,654           925          667
Selling and marketing...........      8,699       8,810       5,637        4,771         556
General and administrative......      2,550       2,141       1,078          812         883         314           205          197
Amortization of intangible
 assets.........................      9,227       7,132       2,877        2,283       1,348         334            --           --
                                   --------    --------    --------     --------    --------    --------       -------      -------
 Total operating expenses.......     29,167      25,077      15,482       13,877      11,231       2,302         1,130          864
                                   --------    --------    --------     --------    --------    --------       -------      -------

Operating loss..................    (26,490)    (23,556)    (15,206)     (13,722)    (11,194)     (2,290)       (1,126)        (852)
Interest and other income, net..        806       1,027         948          203         317           1             1            3
                                   --------    --------    --------     --------    --------    --------       -------      -------

Net loss........................   $(25,684)   $(22,529)   $(14,258)    $(13,519)   $(10,877)   $ (2,289)      $(1,125)     $  (849)
                                   --------    --------    --------     --------    --------    --------       -------      -------

Net loss applicable to common
 stockholders...................   $(25,684)   $(22,529)   $(14,258)    $(14,236)   $(11,620)   $(33,914)      $(1,294)     $  (849)
                                   ========    ========    ========     ========    ========    ========       =======      =======
Net loss per share- basic and
 diluted........................      (0.64)      (0.62)      (0.47)       (1.09)      (1.02)      (2.31)        (0.09)       (0.06)
                                   ========    ========    ========     ========    ========    ========       =======      =======

Weight average shares
 outstanding....................     39,956      36,201      30,586       13,058      11,438      14,674        14,581       14,591
                                   ========    ========    ========     ========    ========    ========       =======      =======

(2)  Financial Statement Schedules:

  The following financial statement schedule of EMusic.com Inc. for the years ended June 30, 2000 and 1999 and the period from January 8, 1998 (Inception) to June 30, 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of EMusic.com Inc.



                                                            Reference
                                                              Page
                                                           -----------
Schedule II -- Valuation and Qualifying Accounts.......       58


  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

(c)   Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
--------          -----------------------
2.1(a) Agreement and Plan of Reorganization by and among GoodNoise Corporation, GNA Corporation, Internet Underground Music Archive, Inc. and certain shareholders of Internet Underground Music Archive, Inc. dated as of May 16, 1999
2.2(b) Agreement and Plan of Reorganization by and among EMusic.com Inc., GNA Corporation, Group K Inc., d.b.a. CDuctive and the principal shareholders of CDuctive, dated as of November 15, 1999.
2.3(c) Agreement and Plan of Reorganization dated as of November 29, 1999, among EMusic.com Inc., GNB Corporation and Tunes.com Inc.
3.1(c)    Amended and Restated Certificate of Incorporation
3.2(c)    Amended and Restated Bylaws
10.1(a)   Form of Indemnity Agreement
10.2(d)   1998 Stock Option Plan*
10.3(a)   1998 Nonstatutory Stock Option Plan*
10.5(a)   1999 Employee Stock Purchase Plan*
10.6(a)   Form of Amendment to Investor Rights Agreement dated July 19, 1999
10.7 Affiliation Agreement with Rolling Stone LLC (formerly Straight Arrow Publishers Company), as amended
21(c)     Subsidiaries
23.1      Consent of PricewaterhouseCoopers LLP
24.1      Power of Attorney (included in the signature page to this Form 10-K)
27.1      Financial Data Schedule

-------------------
*   Indicates management contract or compensatory plan or arrangement.
(a) Previously filed as an exhibit to the Registrant's Form S-1 (Registration Statement No. 333-83685).
(b) Previously filed as an exhibit to the Registrant's Form 8-K dated November 15, 1999.
(c) Previously filed as an exhibit to the Registrant's From 8-K dated November 29, 1999.
(d) Previously filed as an exhibit to the Registrant's Form 10-SB/A dated December 24, 1998.

                                  SCHEDULE II

                                EMusic.com Inc.
                       Valuation and Qualifying Accounts

                                                        Balance at         Additions                       Balance at
                                                      beginning of         charged to                        end of
Description                                              period            operations       Write-offs       period
-----------                                           -------------        -----------      ----------    -----------
Allowance for doubtful accounts:
For the period from January 8, 1998 (Inception) to
 June 30, 1998........................................      $0                  $ 0             $ 0          $ 0

For the year ended June 30, 1999......................      $0                  $ 0             $ 0          $ 0

For the year ended June 30, 2000......................      $0                  $61             $(6)         $55

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 2000.

EMUSIC.COM INC.
(Registrant)

By:     /s/   GENE HOFFMAN, JR.
Gene Hoffman Jr.
President
Chief Executive Officer


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         /s/  GENE HOFFMAN, JR.                       /s/ ROBERT KOHN
------------------------------------        ------------------------------------
           Gene Hoffman, Jr.                          Robert Kohn
  President, Chief Executive Officer              Chairman of the Board
             Director                              September 21, 2000
        September 21, 2000


         /s/   JOSEPH HOWELL                            /s/ RALPH PEER, II
------------------------------------        ------------------------------------
            Joseph H. Howell                            Ralph Peer, II
Executive Vice President & Chief                           Director
       Financial Officer                              September 21, 2000
(Principal Financial and Accounting
            Officer)
     September 21, 2000


        /s/   TOR BRAHAM                              /s/   ED ROSENBLATT
------------------------------------        ------------------------------------
             Tor Braham                                   Ed Rosenblatt
             Director                                       Director
       September 21, 2000                              September 21, 2000

                                 EXHIBIT INDEX


The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number                      Description of Document
----------                  ------------------------
2.1(a)            Agreement and Plan of Reorganization by and among GoodNoise
                  Corporation, GNA Corporation, Internet Underground Music
                  Archive, Inc. and certain shareholders of Internet Underground
                  Music Archive, Inc. dated as of May 16, 1999
2.2(b)            Agreement and Plan of Reorganization by and among EMusic.com
                  Inc., GNA Corporation, Group K Inc., d.b.a. CDuctive and the
                  principal shareholders of CDuctive, dated as of November 15,
                  1999.
2.3(c)            Agreement and Plan of Reorganization dated as of November 29,
                  1999, among EMusic.com Inc., GNB Corporation and Tunes.com
                  Inc.
3.1(c)            Amended and Restated Certificate of Incorporation
3.2(c)            Amended and Restated Bylaws
10.1(a)           Form of Indemnity Agreement
10.2(d)           1998 Stock Option Plan*
10.3(a)           1998 Nonstatutory Stock Option Plan*
10.5(a)           1999 Employee Stock Purchase Plan*
10.6(a)           Form of Amendment to Investor Rights Agreement dated July 19,
                  1999
10.7              Affiliation Agreement with Rolling Stone LLC (formerly
                  Straight Arrow Publishers Company), as amended
21(c)             Subsidiaries
23.1              Consent of PricewaterhouseCoopers LLP
24.1              Power of Attorney (included in the signature page to this
                  Form 10-K)
27.1              Financial Data Schedule

-------------------
*   Indicates management contract or compensatory plan or arrangement.
(a) Previously filed as an exhibit to the Registrant's Form S-1 (Registration Statement No. 333-83685).
(b) Previously filed as an exhibit to the Registrant's Form 8-K dated November 15, 1999.
(c) Previously filed as an exhibit to the Registrant's From 8-K dated November 29, 1999.
(d) Previously filed as an exhibit to the Registrant's Form 10-SB/A dated December 24, 1998.