Form 10-Q
period 2000-09-30
EMUSIC COM INC
filed 2000-11-14
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                           -------------------------

                                   FORM 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act Of 1934
                              September 30, 2000

                          Commission File No. 0-24671

                                EMUSIC.COM INC.
       (Exact Name of small business issuer as specified in its charter)

               Delaware                                  94-3290594
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

       1991 Broadway, 2nd Floor                          94063
        Redwood City, California                         (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (650) 216-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

    Common Stock, $0.001 Par Value              43,145,000 shares
               (Class)                    (Outstanding at October 31, 2000)

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2000 and June 30, 2000........     3

          Condensed Consolidated Statements of Operations - three months ended
            September 30, 2000 and 1999.......................................................     4

          Condensed Consolidated Statements of Cash Flows - three months ended
            September 30, 2000 and 1999.......................................................     5

          Notes to Financial Statements.......................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................     24

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...........................................     25

Item 6.   Exhibits and Reports on Form 8-K....................................................     25

Signatures....................................................................................     26

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EMUSIC.COM INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                          September 30, 2000   June 30, 2000
                                          -------------------  --------------
Assets
Current Assets:
     Cash and cash equivalents.........   $   5,036            $  14,591
     Short-term investments............      17,903               19,669
     Accounts receivable, net..........       4,954                2,488
     Note receivable...................           -                5,676
     Prepaid expenses and
       other assets....................       4,090                4,039
                                            ---------            ---------
          Total current assets               31,983               46,463

Property and equipment, net............       4,557                4,706
Advanced royalties, music
  catalogs and investments, net........      29,136               26,234
Intangible assets, net.................     166,342              175,334
Notes receivable and other assets......       6,247                  523
                                            ---------            ---------

Total assets...........................   $ 238,265            $ 253,260
                                            =========           =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable..................   $   2,839            $   4,130
     Accrued liabilities...............       3,762                3,540
     Accrued compensation and
       related benefits................       2,290                2,352
     Deferred revenue..................       3,086                1,151
                                            ---------           ---------
          Total current liabilities....      11,977               11,173

     Capital lease, net of current
       portion.........................         200                  245
                                            ---------           ---------

          Total liabilities                  12,177               11,418
                                            ---------           ---------

Stockholders' Equity:
     Capital stock and additional
       paid-in capital.................     368,978              367,406
     Accumulated deficit...............    (142,890)            (125,564)
                                            ---------           ---------
       Total stockholders' equity...        226,088              241,842
                                            ---------           ---------
          Total liabilities
            and stockholders'             $ 238,265            $ 253,260
 equity                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Three months ended   Three months ended
                                          September 30, 2000   September 30, 1999

Revenues...............................     $  4,636             $    180
Cost of revenues.......................        1,845                   25
                                              --------             --------
Gross profit...........................        2,791                  155
                                              --------             --------

Operating expenses:
     Product development, excluding stock
       compensation....................        4,231                2,051
     Stock compensation................          178                3,960
                                              --------             --------
          Total product development....        4,409                6,011
     Selling and marketing.............        4,997                4,771
     General and administrative........        1,986                  812
     Amortization of intangible assets.        9,140                2,283
                                              --------             --------
          Total operating expenses.....       20,532               13,877

Operating loss.........................      (17,741)             (13,722)
Interest and other income, net.........          415                  203
                                              --------             --------

Net loss...............................      (17,326)             (13,519)
                                              --------             --------

Accretion of preferred stock...........            -                 (224)
Dividend on preferred stock............            -                 (493)
                                              --------             --------

Net loss applicable to common shares...     $(17,326)            $(14,236)
                                             ========             ========

Net loss per common share-basic
  and diluted..........................       $(0.43)              $(1.09)
                                             ========             ========

Weighted average common shares
 outstanding - basic and diluted.......       40,600               13,058
                                             ========             ========


   The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                          Three months ended   Three months ended
                                            September 30,        September 30,
                                                2000                 1999
                                          ------------------   ------------------
Cash flows from operating activities:
     Net loss............................   $(17,326)            $(13,519)
     Adjustments to reconcile net loss to
       net cash (used in) provided by used
       in operating activities:
     Depreciation........................        886                  200
     Amortization........................      9,140                2,283
     Stock compensation..................        178                3,960
     Changes in assets and liabilities,
       net of effects of acquisition:
       Accounts receivable...............     (2,466)                (117)
       Prepaid expenses and other assets.        (47)              (7,336)
       Accounts payable..................     (1,291)                (231)
       Accrued liabilities...............        222                 (946)
       Accrued compensation and related
         benefits........................        (62)                  62
       Deferred revenue                        1,935                    -
                                            ---------           ----------
         Net cash (used in) provided by
           operating activities               (8,831)             (15,644)
                                            ---------           ----------

 Cash flows from investing activities:
     Purchases of short-term
       investments.......................     (1,999)                   -
     Maturities of short-term
       investments.......................      3,765                    -
     Note receivable.....................        (52)                   -
     Advanced royalties..................     (2,011)              (2,988)
     Purchase of property
       and equipment.....................       (387)              (1,113)
                                              ---------         ----------
         Net cash (used in) provided
           by used in investing
           activities....................       (684)              (4,101)
                                              ---------         ----------


Cash flows from financing activities:
     Proceeds from issuance of
       common stock......................          -               79,682
     Issuance costs related
       to offering.......................          -                  (40)
     Proceeds from exercise of
       stock options and warrants........          5                    5
     Payment on capital lease............        (45)                   -
                                              ---------         -----------
         Net cash (used in) provided by
           used in financing activities..        (40)              79,647
                                              ---------         -----------

Net decrease in cash and cash
     equivalents.........................     (9,555)              59,902
Cash at beginning of period                   14,591               19,002
                                              ---------         ----------
Cash at end of period....................   $  5,036            $  78,904
                                            ============        ============
Supplemental disclosure of non-cash
 transactions:
     Accretion of preferred stock to
       redemption value..................   $      -            $     224
     Accrued dividend payable on
       preferred stock...................   $      -            $     493
     Conversion of preferred stock into
       common stock......................   $      -            $  32,206
     Issuance of warrants for licensed
       music content.....................   $     93            $       -
     Issuance of common stock for
       assets............................   $    350            $       -
     Issuance of common stock for licensed
       music content.....................   $     32            $       -
     Issuance of common stock for acquired
       music catalog.....................   $  1,100            $       -

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

Management's plans to reverse its the recent trendhistory of losses and negative cash flows by increasing are to increase revenues while controlling costs. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all.

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

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

The financial information as of June 30, 2000 is derived from our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000 as filed with the SEC. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported amounts in the financial statements and accompanying notesof assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Net Loss per Common Share

The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance, and exclude shares of Common Stock subject to our right of repurchase. The calculation of diluted net loss per share for all periods presented excludes shares of Common Stock issuable upon exercise of employee stock options and upon the conversion of Preferred Stock, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per Common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

                                          Three months ended   Three months ended
                                          September 30, 2000   September 30, 1999
                                          ------------------   ------------------

Net loss.................................   $    (17,236)       $ (13,519)
Accretion of preferred stock to
  redemption value.......................              -             (224)
Dividend on Series B preferred stock.....              -             (493)
                                              -----------         ---------
Net loss applicable to common shares.....   $    (17,236)       $ (14,236)
                                              -----------         ---------
Net loss per common share - basic and
  diluted................................   $      (0.43)       $   (1.09)
                                              -----------         ---------
Weighted average common shares
  outstanding - basic and diluted........         40,600           13,058
                                              -----------         ----------
Antidilutive securities:
  Options to purchase common stock.......         10,672            6,645
  Common stock subject to repurchase.....          2,526            4,347
  Warrants...............................          6,416            3,305
                                              -----------         ----------
                                                  19,614           14,297
                                              -----------         ----------

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


Capitalization of web development costs

Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web site are expensed as incurred in accordance with SOP 98-1, and Emerging Issues Task Force ("EITF") 00-02 "accounting for Web Site Development Costs."

Costs incurred in the development of application and infrastructure of the Company's web site are capitalized and amortized over their useful life, which is estimated to be 2 years.


Recent Accounting Pronouncement

The Company adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000 interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending June 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have an effect on the current or historical financial statements, but may impact our future accounting regarding stock option transactions.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We are the owner and operator of one of the leading online music networks, providing music fans with extensive music content, news and information and community features. Our network of websites is ranked among the top five music informationcontent websites as measured by unique visitors in Julyne 2000. EMusic.com is a website for sampling and purchasing music in the mp3 format. Through direct relationships with leading artists and exclusive licensing agreements with over 600 independent record labels, EMusic.com offers an expanding collection of over 130,000 tracks for purchase, the largest collection of digital music content from recognized artists currently available for legal distribution in mp3 format over the Internet. RollingStone.com is the Internet's premier authority on music and popular culture. The website leverages Rolling Stone magazine's unrivaled deep archives, including more than 7,000 artist profiles, an extensive collection of exclusive photos and interviews, more than 30 years of magazine covers and over 1,000 on-demand videos. We also operate additional websites including IUMA.com, Tunes.com and Downbeatjazz.com.

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements include those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Results." Other risks and uncertainties are disclosed in our prior SEC filings.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


RESULTS OF OPERATIONS


Since incorporation, we have incurred significant costs to acquire our catalog of downloadable music and to develop the Internet websites through which we conduct our business. We began selling musical recordings over the Internet in July 1998, and have since sold more than 3.0 million songs for download over the Internet. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet as a medium for consumers to obtain downloadable sound recordings, timing issues associated with revenue recognition on larger corporate transactions, our ability to create, license, and deliver compelling music-related content, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully integrate prospective asset or company acquisitions into our existing business operations, the level of traffic on our websites, intense competition from other providers of music-related content over the Internet, the entrance of established music and/or software companies into the on-line music industry, delays or errors in our ability to effect electronic commerce transactions, our ability to upgrade and develop our systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, our ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of the recorded music industry, seasonality of advertising sales, the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of recorded music releases introduced during the period, the level of returns experienced by us and general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry.

Revenues

Revenues are derived from the sale and licensing of downloadable music and from advertising services provided to other companies. Substantially all of our revenues are related directly to the Internet. Net revenues increased to $4,636,000 for the quarter ended September 30, 2000 from $180,000 for the quarter ended September 30, 1999. The revenue increase was primarily attributable to the increasing sales of downloadable music and to increasing advertising sales following the completion of our acquisition of Tunes.com in February 2000.

We have acquired and control the exclusive legal rights to the largest catalog of music available for purchase as downloadable mp3 files. At September 30, 2000, we offered approximately 130,000 songs from over 7,000 professional artists and over 600 record labels for sale and download over the Internet. Via the Internet, customers browse, purchase and download these files from EMusic.com, and can link to our website from approximately 11,000 other affiliate websites. Music revenues for the quarter ended September 30, 2000 include $1,365,000 from the sale of downloadable music and $141,000 from the licensing of portions of our music catalogs for use by other music companies. A substantial portion of the music revenues was derived from large corporate purchases. Music revenues totaled $54,000 for the quarter ended September 30, 1999.

In July 2000, we launched EMusic Unlimited, a subscription program that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. We also offer customers the opportunity to purchase individual tracks and albums, generally priced at 99 cents to download a single song and $8.99 to download an entire album. In June 2000, we announced that Hewlett-Packard agreed to purchase a minimum of approximately $3 million of EMusic Unlimited subscriptions to be bundled with CD-Writer products between July 1, 2000 and March 31, 2001. This revenue principally will be recognized during the quarters ending December 31, 2000 and March 31, 2001. Our ability to sell downloadable music continues to be adversely affected by the ability of potential customers to obtain our music for free through Napster, and to a lesser extent other websites. Until or unless Napster ceases to operate in its current model, our downloadable music revenue growth will continue to be adversely affected.

We generate advertising revenues from the sale of integrated marketing campaigns, banner advertisements and sponsorships on our network of websites, especially RollingStone.com. Advertising revenues are derived principally from short-term agreements and are generally recognized ratably over the term of the agreements, provided that we have no significant remaining obligations and our collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of advertising impressions delivered or times that the advertisement is viewed on our websites. Some of our top advertising customers include American Express, Best Buy, COMPAQ, ESPN, Sears, Universal and Wendy's.

Advertising revenues include barter revenue, which represents an exchange of advertising space on our websites for reciprocal advertising space on the websites or other media of third parties. Advertising revenues for the quarter ended September 30, 2000 were $3,130,000, compared to $126,000 for the quarter ended September 30, 1999. Advertising revenue principally increased as a result of pageviews on Rollingstone.com, following our acquisition of Tunes.com in February 2000. Advertising revenue from barter transactions is recognized based on the fair value of the advertising surrendered in the transaction. Such fair value is determined based on our historical practice of receiving cash, or other consideration that is readily convertible to cash, for similar advertising from buyers unrelated to the counter-party in the barter transaction. The cost of the advertising space we receive from the third party is recorded as advertising expense. For the quarter ended September 30, 2000, approximately 16 percent of our revenues were derived from barter agreements. No barter revenue was recorded in the quarter ended September 30, 1999.

Cost of Revenues

Cost of revenues is principally comprised of license fees paid to the owners of Rolling Stone magazine and of royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other costs of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on our websites, and credit card processing fees. Cost of revenues for the quarter ended September 30, 2000 and 1999 were $1,845,000 and $25,000, respectively. Gross margins as a percentage of sales for the quarter ended September 30, 2000 and 1999 were 60% and 86%, respectively. Gross margins decreased principally as a result of the increased license fees related to advertising revenue on the Rollingstone.com site.

Because gross margins from advertising and sponsorship are higher than downloadable music, future gross margins may fluctuate depending on the relative proportion of advertising and downloadable music revenues. Although we expect that sales and gross profits related to downloadable music will increase in future periods, gross margins related to the EMusic Unlimited program may be lower than those we have historically experienced with our individual album and track sales. Because the EMusic Unlimited program has only recently been introduced and the number of songs downloaded by our subscribers significantly impacts the gross margin on subscription sales, we do not yet have enough data to predict the extent to which these margins may be lower.

Product Development Expenses

Product development activities are those related to acquiring the rights to musical works and information and to building the systems necessary to deliver music and information to customers. Product development activities include website design and maintenance, audio production, graphic design, content acquisition and artist development. Product development expenses include salaries, rent, depreciation, telecommunications charges, stock compensation and certain non-recoverable advances to artists. Exclusive of stock compensation expenses, product development expenses for the quarters ended September 30, 2000 and 1999 were $4,231,000 and $2,051,000, respectively. This reflects our increased development efforts, particularly in graphic design and development of the infrastructure required to deliver downloadable music from our Internet website as well as the acquisition of music content.

Stock compensation expenses represent the cost of common stock options and warrants granted to consultants in exchange for their help in acquiring the rights to musical works. For accounting purposes, the cost of the options granted to non-employees and warrants is calculated using the Black-Scholes Model. These stock options and warrants give the recipient the right to purchase shares of our common stock from us in the future at a specified price. The price specified is generally equal to the market price of our common stock on the date the instrument was issued to the consultant. Stock compensation expenses were $178,000 and $3,960,000 in the quarters ended September 30, 2000 and 1999, respectively.

Selling and Marketing Expenses

Selling and marketing consists principally of activities designed to promote our EMusic.com and RollingStone.com websites, to attract new customers and traffic to our websites and to sell advertisements and downloadable music to corporate customers. Selling and marketing expenses were $4,997,000 and $4,771,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in selling and marketing expenses during fiscal year 2000 reflects the increase in headcount and marketing expense following the acquisition of Tunes.com in February 2000.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, and insurance. General and administrative expenses for the quarters ended September 30, 2000 and 1999 were $1,986,000 and $812,000, respectively. General and administrative expenses increased principally as a result of additional insurance and professional fees and headcount required to manage our growing operations as a public company and as a result of the acquisition of Tunes.com.

Amortization of Intangible Assets

Amortization of intangible assets for the quarters ended September 30, 2000 and 1999 were $9,140,000 and $2,283,000, respectively. During 1999, we acquired the "EMusic," "IUMA" and certain other trade names for a combined total of $26,362,000 in cash and stock. We began amortizing these costs over a three-year period, resulting in an amortization expense of $2,283,000 per quarter.

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

Liquidity and Capital Resources

At September 30, 2000, we had cash, cash equivalents and short-term investments totaling $22,939,000. Net cash of $8,831,000 was used for operating activities during the quarter ended September 30, 2000, principally as a result of net losses of $17,326,000 generated during the quarter and the decrease of accounts payable of $1,291,000, offset by non-cash expenses, including amortization of intangible assets of $9,140,000 and depreciation of $886,000. We expect to incur negative cash flow from operations during current fiscal year, as the market continues to develop and we expand our operations. However, in June 2000, we announced that we had taken cost-reduction actions that we believe will result in aggregate cost savings of more than $15 million over the 12 months ending in June 2001.

Net cash used for investing activities totaled $684,000 for the quarter ended September 30, 2000 as we spent $2,011,000 for royalty advances and $387,000 on capital equipment and software, partially offset by net maturities of short-term investments of $1,766,000.

Net cash used in financing activities totaled $40,000 for the quarter ended September 30, 2000, as we paid $45,000 on a capital lease.

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

FACTORS THAT MAY AFFECT OUR RESULTS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-Q and the other filings which we make with the SEC from time to time before deciding to invest in our stock.

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

From inception through September 30, 2000, we had accumulated net losses of $109.6 million. We expect substantial net losses for the foreseeable future and although we believe that we have a plan which can lead to positive cash flow from operations, there can be no assurance that our plan can be achieved. We believe it is critical to our long-term success that we continue to develop "EMusic" and "RollingStone.com" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We have recently reduced our operating expenses. If we determine that we need to increase operating expenses in order to achieve our goals, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

Our revenues are adversely impacted by the availability of our music for free through Napster, and to a lesser extent other websites. Until or unless Napster ceases to operate in its current model, our downloadable music revenue growth will continue to be adversely affected.

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

Under our agreement with Rolling Stone, we obtained the right to use the "Rolling Stone," "RollingStone Online" and "RollingStone.com" trademarks and their derivatives in connection with the Internet and the right to use the RollingStone.com domain name. If our agreement terminates, we will not be entitled to use these trademarks or the RollingStone.com domain. The loss of our right to use the Rolling Stone trademarks, domain or content would damage our reputation and severely limit our ability to generate advertising, e- commerce and other revenue.

Shares eligible for future sale in the open market may depress our stock price.

As of September 30, 2000, there were approximately 43,000,000 shares of common stock outstanding, substantially all of which were tradable without registration under the Securities Act or pursuant to currently effective registration statements or exemptions from registration requirements.

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

Our shares may be delisted from the Nasdaq National Market if the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive days. If our stock were delisted from the Nasdaq National Market there would likely be a substantial reduction in the liquidity of any investment in our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future.

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

All of the major record label companies have announced initiatives with respect to the sale of downloadable music. To date we have announced agreements pursuant to which we will sell music from the Universal Music Group, EMI and BMG. If we are unable to obtain licenses to sell or otherwise distribute content from all or most of the major record label companies, our ability to increase our sales will be limited to our ability to obtain licenses from the independent record label segment of the music market, which has historically represented approximately 20% of the total music market. To the extent that other companies are able to obtain rights to content from major record labels, such companies may have a significant competitive advantage over us.

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

The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increases in users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from denial of service problems such as those experienced by some major Internet sites. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

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

-------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Quantitative and Qualitative Disclosures About Market Risk

We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2000.

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


Currency Exchange Rate Risk

During the period from inception through September 30, 2000, all of our revenues and expenses have been denominated in U.S. dollars. As a result, we have not incurred any realized or unrealized currency exchange rate gains or losses. We do not expect to incur any significant gains and losses during the next twelve months. We have not engaged in foreign currency hedging activities to date.

------------------------------------------------------------------------------
PART II - OTHER INFORMATION
------------------------------------------------------------------------------
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


During the quarter, we granted warrants for the purchase of 112,000 shares to advisors and in conjunction with the acquisition of musical content during quarter. All of such warrants were granted to accredited investors pursuant to Regulation D.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000            EMusic.com Inc.


                                   /s/  Joseph Howell
                                   ------------------
                                   Joseph Howell,
                                   Executive Vice President and
                                   Chief Financial Officer