Form 10-Q
period 2000-12-31
EMUSIC COM INC
filed 2001-02-14
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                           ------------------------

                                   FORM 10-Q

           Quarterly Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act Of 1934

                               December 31, 2000

                          Commission File No. 0-24671

                                EMUSIC.COM INC.
       (Exact Name of small business issuer as specified in its charter)

            Delaware                                     94-3290594
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)

      1991 Broadway, 2/nd/ Floor                           94063
       Redwood City, California                         (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (650) 216-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                     No _____
                          -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


        Common Stock, $0.001 Par Value              43,218,000 shares
                    (Class)                  (Outstanding at January 31, 2000)

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2000 and June 30, 2000..........     3

          Condensed Consolidated Statements of Operations - three and six months ended
            December 31, 2000 and 1999.........................................................     4

          Condensed Consolidated Statements of Cash Flows - six months ended
            December 31, 2000 and 1999.........................................................     5

          Notes to Financial Statements........................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    25

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds............................................    26

Item 6.   Exhibits and Reports on Form 8-K.....................................................

Signatures.....................................................................................    27

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                EMUSIC.COM INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                              December 31, 2000            June 30, 2000
                                                                              -----------------            -------------
Assets
Current Assets:
   Cash and cash equivalents......................................                 $   3,042                  $  14,591
   Short-term investments.........................................                    12,768                     19,669
   Accounts receivable, net.......................................                     3,090                      2,488
   Notes receivable...............................................                         -                      5,676
   Prepaid expenses and other assets..............................                     3,104                      4,039
                                                                                   ---------                  ---------
       Total current assets.......................................                    22,004                     46,463

Property and equipment, net                                                            3,858                      4,706
Advanced royalties, music catalogs and investments, net...........                     7,583                     26,234
Intangible assets, net............................................                     9,000                    175,334
Notes receivable and other assets.................................                     3,667                        523
                                                                                   ---------                  ---------

           Total assets...........................................                 $  46,112                  $ 253,260
                                                                                   =========                  =========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable...............................................                 $   2,071                  $   4,130
   Accrued liabilities............................................                     4,159                      3,540
   Accrued compensation and related benefits......................                     1,522                      2,352
   Deferred revenue...............................................                     3,082                      1,151
                                                                                   ---------                  ---------
       Total current liabilities..................................                    10,834                     11,173

   Capital lease, net of current portion..........................                       143                        245
                                                                                   ---------                  ---------

           Total liabilities......................................                    10,977                     11,418
                                                                                   ---------                  ---------

Stockholders' Equity:
   Capital stock and additional paid-in capital...................                   369,050                    367,406
   Accumulated deficit............................................                  (333,915)                  (125,564)
                                                                                   ---------                  ---------
           Total stockholders' equity.............................                    35,135                    241,842
                                                                                   ---------                  ---------
               Total liabilities and stockholders' equity.........                 $  46,112                  $ 253,260
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

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                            Three months        Three months       Six months           Six months
                                                               ended               ended              ended               ended
                                                            December 31,        December 31,        December 31,        December 31,
                                                               2000                1999                2000                1999
                                                            -----------         -----------         -----------         -----------
Revenues:
  Music revenues......................................         $   1,667            $    229           $   3,173          $     283
  Advertising revenues................................             3,010                 194               6,140                320
                                                               ---------            --------           ---------          ---------
     Total revenues...................................             4,677                 423               9,313                603
Cost of revenues......................................             1,838                 147               3,683                172
                                                               ---------            --------           ---------          ---------
Gross profit..........................................             2,839                 276               5,630                431
                                                               ---------            --------           ---------          ---------
Operating expenses:
  Product development, excluding stock compensation...             3,977               2,935               8,208              4,986
  Stock compensation..................................               169               2,955                 347              6,915
                                                               ---------            --------           ---------          ---------
     Total product development........................             4,146               5,890               8,555             11,901
  Selling and marketing...............................             5,550               5,637              10,547             10,408
  General and administrative..........................             2,310               1,078               4,296              1,890
  Amortization of intangible assets...................             9,104               2,877              18,244              5,160
  Impairment and other charges........................           173,061                   -             173,061                  -
                                                               ---------            --------           ---------          ---------
     Total operating expenses.........................           194,171              15,482             214,703             29,359

Operating loss........................................          (191,332)            (15,206)           (209,073)           (28,928)
Interest and other income, net........................               307                 948                 722              1,154
                                                               ---------            --------           ---------          ---------
Net loss..............................................          (191,025)            (14,258)           (208,351)           (27,774)
                                                               ---------            --------           ---------          ---------
Accretion of preferred stock..........................                 -                   -                   -               (224)
Dividend on preferred stock...........................                 -                   -                   -               (493)
                                                               ---------            --------           ---------          ---------
Net loss applicable to common shares..................         $(191,025)           $(14,258)          $(208,351)         $ (28,491)
                                                               =========            ========           =========          =========
Net loss per common share-basic and diluted...........         $   (4.65)           $  (0.47)          $   (5.10)          $  (1.31)
                                                               =========            ========           =========          =========
Weighted average common shares outstanding -
 basic and diluted....................................            41,099              30,586              40,850             21,822
                                                               =========           =========            ========          =========

  The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                 Six months ended   Six months ended
                                                                                                    December 31,       December 31,
                                                                                                        2000               1999
                                                                                                        ----               ----
Cash flows from operating activities:
  Net loss......................................................................................       $(208,351)          $(27,774)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation................................................................................           1,853                480
    Amortization................................................................................          18,244              5,160
    Stock compensation..........................................................................             347              6,915
    Advanced royalties earned...................................................................             432                100
    Impairment and other charges................................................................         172,651                  -
    Changes in assets and liabilities, net of effects of acquisition:
       Accounts receivable......................................................................            (602)              (610)
       Prepaid expenses and other assets........................................................           1,026            (10,722)
       Accounts payable.........................................................................          (2,059)               170
       Accrued liabilities......................................................................             391             (1,346)
       Accrued compensation and related benefits................................................            (830)               197
       Deferred revenue.........................................................................           1,931                221
                                                                                                       ---------           --------
          Net cash used in operating activities.................................................         (14,967)           (27,209)
                                                                                                       ---------           --------
Cash flows from investing activities:
    Purchases of short-term investments.........................................................          (2,052)                 -
    Maturities of short-term investments........................................................           8,953                  -
    Notes receivable............................................................................             (55)                 -
    Advanced royalties, music catalogs and investments..........................................          (2,736)            (9,429)
    Acquisitions, net of cash acquired..........................................................               -                505
    Purchase of property and equipment..........................................................            (655)            (2,131)
                                                                                                       ---------           --------
          Net cash (used in) provided by investing activities...................................           3,455            (11,055)
                                                                                                       ---------           --------
Cash flows from financing activities:
    Proceeds from issuance of common stock......................................................               -             84,220
    Issuance costs related to offering..........................................................               -             (1,137)
    Proceeds from the sale of stock to employees................................................              38                  -
    Proceeds from exercise of stock options and warrants........................................              27                472
    Payment of dividends on Series B Preferred Stock............................................               -             (1,061)
    Payment on capital lease....................................................................            (102)                 -
                                                                                                       ---------           --------
          Net cash (used in) provided by financing activities...................................             (37)            82,494
                                                                                                       ---------           --------
Net increase (decrease) in cash and cash equivalents............................................         (11,549)            44,230
Cash and cash equivalents at beginning of period................................................          14,591             19,002
                                                                                                       ---------           --------
Cash and cash equivalents at end of period......................................................       $   3,042           $ 63,232
                                                                                                       =========           ========
Supplemental disclosure of non-cash transactions:
  Accretion of preferred stock to redemption value..............................................       $       -           $    224
  Conversion of preferred stock into common stock...............................................       $       -           $ 32,206
  Issuance of Common Stock in conjunction with acquisitions.....................................       $       -           $ 36,849
  Issuance of warrants for licensed music content...............................................       $      44           $    985
  Issuance of common stock for assets...........................................................       $     350           $      -
  Issuance of common stock for acquired music catalog...........................................       $   1,100           $      -

  The accompanying notes are an integral part of these financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company

EMusic.com Inc. ("EMusic" or the "Company") sells downloadable music over the Internet and operates a network of music-oriented Web sites, including RollingStone.com, EMusic.com and other sites that generates revenue from the sale of advertising. The Company also generates revenue from the licensing of its acquired music catalogs. EMusic, a Delaware corporation, is based in Redwood City, California, with regional offices in New York, Los Angeles and Chicago.


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

Management plans to reverse its history of losses and negative cash flows by increasing revenues while controlling costs. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Net Loss per Common Share

The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance, and exclude shares of Common Stock subject to our right of repurchase. The calculation of diluted net loss per share for all periods presented excludes shares of Common Stock issuable upon exercise of employee stock options and outstanding warrants, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per Common share is the same. The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                        Three months         Three months          Six months          Six months
                                                            ended                ended               ended               ended
                                                         December 31,         December 31,         December 31,       December 31,
                                                            2000                 1999                2000                1999
                                                     ------------------   ------------------   -----------------   -----------------
Net loss...........................................         $(191,025)            $(14,258)          $(208,351)           $(27,774)
Accretion of preferred stock to redemption value...                 -                    -                   -                (224)
Dividend on Series B preferred stock...............                 -                    -                   -                (493)
                                                            ---------             --------           ---------            --------
Net loss applicable to common shares...............         $(191,025)            $(14,258)          $(208,351)           $(28,491)
                                                            ---------             --------           ---------            --------
Net loss per common share - basic and diluted......         $   (4.65)            $  (0.47)          $   (5.10)           $  (1.31)
                                                            ---------             --------           ---------            --------
Weighted average common shares outstanding -
 basic and diluted.................................            41,099               30,586              40,850              21,822
                                                            ---------             --------           ---------            --------
Antidilutive securities:
   Options to purchase common stock................            11,775                7,877              11,775               7,877
   Common stock subject to repurchase..............             2,071                3,891               2,071               3,891
   Warrants........................................             7,509                4,543               7,509               4,543
                                                            ---------             --------           ---------            --------

                                                               21,355               16,311              21,355              16,311
                                                            ---------             --------           ---------            --------


Comprehensive Net Loss

There are no differences between our net loss as reported for any of the periods reported herein and our comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.


Segment information

During all periods presented, the Company operated in a single business segment, an online music network of websites (including EMusic.com, RollingStone.com and other sites) that sells downloadable music and advertising. All long-lived assets and all revenues were located or generated in the United States of America.


Concentrations

One customer accounted for more than 10% of total revenues for the three months ended December 31, 2000 and two customers accounted for more than 10% of total revenue for the six months ended December 31, 2000. No customer accounted for more than 10% of revenues for the three months or six months ended December 31, 1999.

Web site development costs

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


Recent accounting pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000 interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal fourth quarter ending June 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have an effect on the current or historical financial statements, but may impact the Company's future accounting regarding stock option transactions.

At the September and November, 2000 EITF meetings, the EITF reached a consensus on EITF 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". This EITF provides guidance on the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. Generally, EITF 00-19 requires all warrants and equity derivative contracts issued which could require or force cash settlement by the issuer to be classified as an asset or liability and not permanent equity. EITF 00-19 also requires other significant additional requirements in order to achieve equity classification. EITF 00-19 is effective for all new contracts and contract modifications entered into after September
20, 2000.   Contracts that were entered into prior to or on September 20, 2000, would not be required to follow EITF 00-19 unless they remain outstanding at June 30, 2001. The Company does not expect the adoption of EITF No. 00-19 to have a material impact on its financial position or results of operations.



Impairment and other charges

Impairment and other charges for the quarter ended December 31, 2000 consist of the following:

   Impairment of goodwill and intangibles. ................    $148,349
   Impairment and write-down of music-related assets.......      20,806

   Uncollectible notes receivable...........................      2,496
   Settlement of contract dispute. .........................      1,410
                                                               --------
                                                               $173,061
                                                               ========

As a result of the downturn in the online music and advertising markets during the quarter ended December 31, 2000, as well as the decline in the market capitalization of companies in this sector, the Company assessed the recoverability of its long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company compared the carrying value of its recorded fixed assets, goodwill and intangible assets to the estimated future undiscounted operating cash flows identified with these assets. Where the carrying value of such assets exceeded the undiscounted cash flows a non-cash write-down of goodwill and intangibles equivalent to the extent that the carrying value of the long-lived assets exceeded the related estimated discounted cash flows was recorded. This impairment charge was recorded firstly as a reduction in the carrying value of goodwill and then as a reduction in the carrying value of other intangibles.

The Company evaluated the recoverability of its advance royalties and music catalog assets in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry," as well as assessed its cost method investments in other music companies for potential impairment. The write-down of advanced royalties was determined based on the extent that estimated future royalties to be earned by each label for the remaining life of the respective digital rights agreement exceeded the net unearned advance and unamortized warrant balance at December 31, 2000.

The write-down of music catalogs was determined based on the amount that the carrying value exceeded the estimated sale price for the physical rights and the future estimated digital revenues associated with the digital rights of these catalogs. The Company's investments in private music companies were written down if the carrying value of the investment was not justified by the ability of the investee company to sustain an earnings capacity to ensure recoverability of the Company's investment.

During 2000, the Company loaned a total of $5,500,000 to two independent music labels from which the Company licenses music content. Both labels are delinquent in repaying the principal and interest payments due. Based on the financial condition of these labels, management does not believe that the total outstanding balance of $5,526,000 to be fully recoverable, and accordingly a valuation reserve of $2,496,000 was recorded at December 31, 2000.

In January 2001, the Company settled a contract dispute with a music label. As part of the settlement the Company returned its common stock investment in the label, which had a carrying value of $1,000,000 at December 31, 2000. In addition the Company paid a cash settlement of $410,000, which was accrued at December 31, 2000 and paid in January 2001.

The nonrecurring impairment charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to generate cash flows from operations and to collect amounts due from business partners.

On January 12, 2001, the Company announced a corporate restructuring, which included the reduction of the Company's work force by 66 employees, or approximately 36%, as well as other cost reduction measures. The Company expects to record a charge of approximately $1,000,000 in the quarter ending March 31, 2000, primarily related to severance and employee costs associated with this restructuring.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We are the owner and operator of one of the leading online music networks, providing music fans with extensive music content, news and information and community features. Our network of websites is ranked among the top five music information websites as measured by unique visitors in January 2001. EMusic.com is a website for sampling and purchasing music in the mp3 format, and via the Internet, customers can link to our website from approximately 17,000 other affiliate websites. Through direct relationships with leading artists and exclusive licensing agreements with over 700 independent record labels, EMusic.com offers an expanding collection of over 150,000 tracks for purchase, the largest collection of digital music content from recognized artists currently available for legal distribution in mp3 format over the Internet. In July 2000, we launched EMusic Unlimited, a subscription program that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. We also offer customers the opportunity to purchase individual tracks and albums, generally priced at 99 cents to download a single song and $8.99 to download an entire album. RollingStone.com is the Internet's premier authority on music and popular culture. The website leverages Rolling Stone magazine's unrivaled deep archives, including more than 7,500 artist profiles, an extensive collection of exclusive photos and interviews, more than 30 years of magazine covers and over 1,600 on-demand videos.

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



Revenues

Revenues are derived from the sale and licensing of downloadable music and from advertising services provided to other companies. Substantially all of our revenues are related directly to the Internet. Net revenues increased to $4,677,000 for the quarter ended December 31, 2000, from $423,000 for the quarter ended December 31, 1999. Net revenues for the six months ended December 31, 2000 and 1999, were $9,313,000 and $603,000, respectively. The increase in revenue was primarily attributable to the increasing sales of downloadable music including corporate sales and to increasing advertising sales following the completion of our acquisition of Tunes.com in February 2000. Revenues for the quarter ended December 31, 2000, increased 65% from the combined revenues of EMusic and Tunes.com of $2,833,000 for the quarter ended December 31, 1999.

Music revenues for the quarter ended December 31, 2000, include $1,323,000 from the sale of downloadable music and

$344,000 from the licensing of portions of our music catalogs for use by other music companies. Downloadable music revenues include the sale of individual tracks and albums in downloadable mp3 files as well as revenue derived from the EMusic Unlimited subscription service that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. A substantial portion of the downloadable music revenues for the quarter was derived from a corporate subscription agreement with Hewlett Packard, which began in July 2000 and continues through March 31, 2001. The revenue from this agreement is principally recognized in the quarter ended December 31, 2000, and will continue into the quarter ending March 31, 2001. Music revenues for the quarter ended December 31, 1999, include $222,000 from the sale of downloadable music and $7,000 from music licensing. Our ability to sell downloadable music and grow the EMusic Unlimited subscription service continues to be adversely affected by the ability of potential customers to obtain our music for free through Napster, and to a lesser extent other websites. Until or unless Napster ceases to operate in its current model, our downloadable music revenue growth will continue to be adversely affected.

Advertising revenues increased to $3,010,000 for the quarter ended December 31, 2000, from $194,000 ($2,604,000 including both EMusic and Tunes.com) for the quarter ended December 31, 1999. Advertising revenues are generated from the sale of integrated marketing campaigns, banner advertisements and sponsorships on our network of websites, especially RollingStone.com. The growth in advertising revenue was benefited by the traffic growth on RollingStone.com partially offset by declining prices for banner advertisements and the general softening of the on-line advertising market in the last six months.
Advertising revenues include barter revenue, which represents an exchange of advertising space on our websites for reciprocal advertising space on the websites or other media of third parties. Advertising revenue from barter transactions is recognized based on the fair value of the advertising surrendered in the transaction. Such fair value is determined based on our historical practice of receiving cash, or other consideration that is readily convertible to cash, for similar advertising from buyers unrelated to the counter-party in the barter transaction. The cost of the advertising space we receive from the third party is recorded as advertising expense. For the quarters ended December 31, 2000 and 1999, approximately 13 percent and 17 percent, respectively, of our total revenues were derived from barter agreements.

Cost of Revenues

Cost of revenues is principally composed of license fees paid to the owners of Rolling Stone magazine and of royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other costs of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on our websites, and credit card processing fees on the sale of digital music. Cost of revenues for the quarters ended December 31, 2000 and 1999, were $1,838,000 and $147,000, respectively. Gross margins as a percentage of sales for the quarters ended December 31, 2000 and 1999, were 62% and 65%, respectively. Cost of revenues for the six months ended December 31, 2000 and 1999, were $3,683,000 and $172,000, respectively. Gross margins as a percentage of sales for the six months ended December 31, 2000 and 1999 were 60% and 71%, respectively. Gross margins decreased principally as a result of the increased license fees related to advertising revenues on the Rollingstone.com site.

Because gross margins from advertising and sponsorship are higher than downloadable music, future gross margins may fluctuate depending on the relative proportion of advertising and downloadable music revenues. Although we expect that sales and gross profits related to downloadable music will increase in future periods, gross margins related to the EMusic Unlimited program may continue to be lower than those we have historically experienced with our individual album and track sales. Because the EMusic Unlimited program has only recently been introduced and the number of songs downloaded by our subscribers significantly impacts the gross margin on subscription sales, we do not yet have enough data to predict the extent to which the downloads per subscriber may effect these margins in the future.

Product Development Expenses

Product development activities are those related to acquiring the rights to musical works and information and to building the systems necessary to deliver music and information to customers. Product development activities include website design and maintenance, audio production, graphic design, content acquisition and artist development. Product development expenses include salaries, rent, depreciation, telecommunications charges, stock compensation and certain non-recoverable advances to artists. Exclusive of stock compensation expenses, product development expenses for the quarters ended December 31, 2000 and 1999 were $3,977,000 and $2,935,000, respectively. Exclusive of stock compensation expenses, product development expenses for the six months ended December 31, 2000 and 1999 were

$8,208,000 and $4,986,000, respectively. The increase reflects our increased development efforts, particularly in graphic design and development of the infrastructure required to deliver downloadable music from our Internet website as well as the acquisition of music content and increased headcount following the acquisition of Tunes.com in February 2000.

Stock compensation expenses represent the cost of common stock options and warrants granted to consultants in exchange for their help in acquiring the rights to musical works. For accounting purposes, the cost of the options granted to non-employees and warrants is calculated using the Black-Scholes Model. These stock options and warrants give the recipient the right to purchase shares of our common stock from us in the future at a specified price. The price specified is generally equal to the market price of our common stock on the date the instrument was issued to the consultant. Stock compensation expenses were $169,000 and $2,955,000 in the quarters ended December 31, 2000 and 1999, respectively. Stock compensation expenses were $347,000 and $6,915,000 in the six months ended December 31, 2000 and 1999, respectively.

Selling and Marketing Expenses

Selling and marketing consists principally of activities designed to promote our EMusic.com and RollingStone.com websites, to attract new customers and traffic to our websites and to sell advertisements and downloadable music to corporate customers. Selling and marketing expenses were $5,550,000 and $5,637,000 for the quarters ended December 31, 2000 and 1999, respectively. Selling and marketing expenses were $10,547,000 and $10,408,000 for the six months ended December 31, 2000 and 1999, respectively. Selling and marketing expenses were generally flat for the comparable periods due to the increase in headcount and marketing expense following the acquisition of Tunes.com in February 2000 offset by the decrease in offline advertising to promote the EMusic brand.


General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, and insurance. General and administrative expenses were $2,310,000 and $1,078,000 for the quarters ended December 31, 2000 and 1999, respectively. General and administrative expenses were $4,296,000 and $1,890,000 for the six months ended December 31, 2000 and 1999, respectively. General and administrative expenses increased principally as a result of additional insurance and professional fees and headcount required to manage our growing operations as a public company and as a result of the acquisition of Tunes.com.

Amortization of Intangible Assets

Amortization of intangible assets for the quarters ended December 31, 2000 and 1999 were $9,104,000 and $2,877,000, respectively. Amortization of intangible assets for the six months ended December 31, 2000 and 1999 were $18,244,000 and $5,160,000, respectively.

As described in "Impairment and Other Charges" below, an impairment write-down of goodwill and intangibles totaling $148,349,000 was recorded at December 31, 2000. Accordingly, amortization expense on the remaining carrying value of the RollingStone.com tradename of $9,000,000 will now approximate $225,000 per quarter until the remaining balance is fully amortized.

Impairment and Other Charges

Impairment and other charges for the quarter ended December 31, 2000 consist of the following:

   Write-down of goodwill and intangibles. .................   $148,349
   Impairment and write-down of music-related assets........     20,806
   Uncollectible notes receivable...........................      2,496
   Settlement of contract dispute. .........................      1,410
                                                               --------
                                                               $173,061
                                                               ========

As a result of the downturn in the online music and advertising markets during the quarter ended December 31, 2000, as well as the decline in the market capitalization of companies in this sector, we assessed the recoverability of its long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We compared the carrying value of its recorded fixed assets, goodwill and intangible assets to the estimated future undiscounted operating cash flows identified with these assets. Where the carrying value of such assets exceeded the undiscounted cash flows a non-cash write-down of goodwill and intangibles equivalent to the extent that the carrying value of the long-lived assets exceeded the related estimated discounted cash flows was recorded. This impairment charge was recorded firstly as a reduction in the carrying value of goodwill and then as a reduction in the carrying value of other intangibles.

We evaluated the recoverability of our advance royalties and music catalog assets in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry," as well as assessed our cost method investments in other music companies for potential impairment. The write-down of advanced royalties was determined based on the extent that estimated future royalties to be earned by each label for the remaining life of the respective digital rights agreement exceeded the net unearned advance and unamortized warrant balance at December 31, 2000.

The write-down of music catalogs was determined based on the amount that the carrying value exceeded the estimated sale price for the physical rights and the future estimated digital revenues associated with the digital rights of these catalogs. Our investments in private music companies were written down if the carrying value of the investment was not justified by the ability of the investee company to sustain an earnings capacity to ensure recoverability of our investment.

During 2000, we loaned a total of $5,500,000 to two independent music labels from which we license music content. Both labels are delinquent in repaying the principal and interest payments due. Based on the financial condition of these labels, management does not believe that the total outstanding balance of $5,526,000 to be fully recoverable, and accordingly a valuation reserve of $2,496,000 was recorded at December 31, 2000.

In January 2001, we settled a contract dispute with a music label. As part of the settlement we returned our common stock investment in the label, which had a carrying value of $1,000,000 at December 31, 2000. In addition we paid a cash settlement of $410,000, which was accrued at December 31, 2000 and paid in January 2001.

The nonrecurring impairment charges are based on estimates and, therefore, are subject to risks and uncertainties related to our ability to generate cash flows from operations and to collect amounts due from business partners.

On January 12, 2001, we announced a corporate restructuring, which included the reduction of our work force by 66 employees, or approximately 36%, as well as other cost reduction measures. We expect to record a charge of approximately $1,000,000 in the quarter ending March 31, 2000, primarily related to severance and employee costs associated with this restructuring.

There were no similar charges in prior periods.


Liquidity and Capital Resources

At December 31, 2000, we had cash, cash equivalents and short-term investments totaling $15,810,000. Net cash of $14,967,000 was used for operating activities during the six months ended December 31, 2000, principally as a result of net losses of $208,351,000 generated during the six months and the decrease of accounts payable of $2,059,000, offset by non-cash expenses, including amortization of $18,248,000, stock compensation of $347,000, impairment and other charges of $172,651,000 and depreciation of $1,853,000. We expect to incur negative cash flows from operations during the current fiscal year, as the market continues to develop. In January 2000, we announced that we had taken cost-reduction actions that we believe will result in aggregate cost savings of more than $16 million over the next four quarters.

Net cash provided by investing activities totaled $3,455,000 for the six months ended December 31, 2000, resulting from net maturities of short-term investments of $6,901,000, offset by $2,736,000 spent for royalty advances and $655,000 for capital equipment and software purchases.

Net cash used in financing activities totaled $37,000 for the six months ended December 31, 2000, as we paid $102,000 on a capital lease, offset by proceeds of $65,000 received from the exercise of stock options and execution of the Employee Stock Purchase Plan.

Under an agreement with Rolling Stone LLC we are required to purchase $1,100,000 of advertising and other services annually in Rolling Stone magazine until February 2011 and to pay Rolling Stone an annual license fee of $1,250,000, which increases to $1,500,000 in 2006.

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

In the event that we are unable to increase revenue levels or financing is unavailable to us management has developed alternative plans, which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater in scope to the cost-reduction exercises undertaken in January 2001. There can be no assurance that the exercise undertaken in January or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

Although we believe that our existing resources will be sufficient to fund our operating activities, capital expenditures and other obligations through the next 12 months, in the event of unanticipated liabilities or additional working
capital requirements, we may need to raise additional funds.   Additional
financing may not be available on terms favorable to us, or at all. If additional funds are required and not available or are not available on acceptable terms, we may need to curtail certain of our plans or discontinue certain of our operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

FACTORS THAT MAY AFFECT OUR RESULTS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this Form 10-Q and the other filings, which we make with the SEC from time to time before deciding to invest in our stock.

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

We are substantially dependent upon our EMusic Unlimited subscription service, which allows users to download substantially all of the music for sale at EMusic.com for a fixed monthly fee. If our subscription service is not accepted by users, our ability to increase our revenues will be adversely affected. Likewise, if users download greater numbers of albums or tracks than we currently expect, our operating results would be adversely affected.

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

The future popularity of downloadable music will depend on consumer acceptance of downloading music generally. We believe that consumer acceptance is, in part, dependent on the availability of music from major record labels and portable devices to store and play this music. Although the major labels have announced plans to make music available for download, to date they have only announced the availability of limited portions of their catalogs at prices, which are substantially higher than the prices which we have been charging for downloadable music. These actions may slow the overall consumer acceptance of downloadable music and adversely impact our ability to increase our revenues. Likewise, to the extent that new devices are not available at affordable prices, or consumer acceptance or distribution of these portable devices is delayed, our potential market, and thus our ability to increase our revenues, may be reduced.

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

From inception through December 31, 2000, we had accumulated net losses of approximately $300.6 million. We expect substantial net losses for the foreseeable future and although we believe that we have a plan which can lead to positive cash flow from operations, there can be no assurance that our plan can be achieved. We believe it is critical to our long-term success that we continue to develop "EMusic" and "RollingStone.com" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We have recently reduced our operating expenses. If we determine that we need to increase operating expenses in order to achieve our goals, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

Our revenues are adversely impacted by the availability of our music for free through Napster, and to a lesser extent other websites. Until or unless Napster ceases to operate in its current model, our downloadable music revenue growth will continue to be adversely affected.

We have limited cash resources and may need to obtain additional funds to execute our business plan. If we are unable to obtain such funds, we will not be able to expand our business as planned or may need to curtail or discontinue certain operations.

As of December 31, 2000, we had approximately $16 million in cash, cash equivalents and short-term investments. Although we believe that our existing resources will be sufficient to fund our operating activities, capital expenditures and other obligations through the next 12 months, in the event of unanticipated liabilities or additional working capital requirements, we may need to raise additional funds. Additional financing may not be available on terms favorable to us, or at all. If additional funds are required and not available or are not available on acceptable terms, we may need to curtail certain of our plans or discontinue certain of our operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

Our stock price has been and may continue to be volatile and may be subject to de-listing.

Our Common Stock is currently traded on the Nasdaq National Market under the ticker symbol "EMUS." Our shares may be de-listed from the Nasdaq National Market if the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive days and such requirement is not remedied within the 90 day period thereafter. As of January 4, 2001, our stock had failed to meet this requirement for the initial thirty day period. If our stock were de-listed from the Nasdaq National Market there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future.

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

As of December 31, 2000, there were approximately 43 million shares of common stock outstanding, substantially all of which were tradable without registration under the Securities Act or pursuant to currently effective registration statements or exemptions from registration requirements.

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

If our revenues grow rapidly, we will also need to expand the scope of our operations and the number of our employees rapidly. In particular, we will need to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, we may complete additional acquisitions, which could increase our employee headcount and business activity substantially. Any such rapid growth would place significant stress on our technology, operations, management and employee base. Any failure to successfully address such issues would harm our business.

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

We currently rely on mp3 technology as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group for the compression of audio files. We do not own or control mp3 technology and are dependent upon a license to obtain rights to certain patents relating to the technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of EMusic as a company. For example, in December 1998, the major recording studios announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative. If new standards are developed and adopted by consumers, we may not be able to obtain a license to such technology on favorable terms or at all and our business could be harmed. Even if new standards are not developed, delays with respect to proposed standards, such as those, which have occurred with respect to SDMI, can cause confusion in the marketplace, slow the development of the market for downloadable music and otherwise harm our business.

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

Executive officers and directors, in the aggregate, beneficially own approximately 16% of our outstanding Common Stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of EMusic and may make some transactions more difficult or impossible without the support of these stockholders.

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

Our data warehousing and web server systems are vulnerable to limitations on power availability, natural disasters, failure of third-party services and other unexpected problems.

Since our data warehousing, web server and network facilities for EMusic.com are all located in California, we are potentially subject to the power shortages recently experienced in California. In addition, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event such as a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily could harm our business.

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk

We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000.

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


Currency Exchange Rate Risk

During the period from inception through December 31, 2000, all of our revenues and expenses have been denominated in U.S. dollars. As a result, we have not incurred any realized or unrealized currency exchange rate gains or losses. We do not expect to incur any significant gains and losses during the next twelve months. We have not engaged in foreign currency hedging activities to date.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


During the quarter, we granted warrants for the purchase of 36,050 shares to advisors and in conjunction with the acquisition of musical content during quarter. All of such warrants were granted to accredited investors pursuant to Regulation D.



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


Date: February 14, 2000            EMusic.com Inc.

                                        /s/ Emily Rupp
                                        ------------------------
                                        Emily Rupp,
                                        Vice President and
                                        Chief Financial Officer