Form 10-Q
period 2001-03-31
EMUSIC COM INC
filed 2001-05-09
CIK 1065013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act
                                    Of 1934
                                March 31, 2001

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

                      Yes  X                   No_________
                         -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

      Common Stock, $0.001 Par Value                   43,202,000 shares
                 (Class)                        (Outstanding at April 18, 2001)

                                EMUSIC.COM INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                                        Page
                                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000...............................          3

         Condensed Consolidated Statements of Operations - three and nine months ended March 31, 2001 and
           2000.................................................................................................          4

         Condensed Consolidated Statements of Cash Flows - three and nine months ended March 31, 2001
           and 2000.............................................................................................          5

         Notes to Financial Statements..........................................................................          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................         30

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..............................................................         31

Item 6.  Exhibits and Reports on Form 8-K.......................................................................         31


Signatures......................................................................................................         32

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                EMUSIC.COM INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                            March 31, 2001             June 30, 2000
                                                                           ---------------            --------------
Assets
Current Assets:
     Cash and cash equivalents.....................................         $       10,888           $       14,591
     Short-term investments........................................                      -                   19,669
     Accounts receivable, net......................................                  1,813                    2,488
     Notes receivable..............................................                      -                    5,676
     Prepaid expenses and other assets.............................                  3,064                    4,039
                                                                            --------------           --------------
         Total current assets......................................                 15,765                   46,463

Property and equipment, net........................................                  2,794                    4,706
Advanced royalties, music catalogs and investments, net............                  8,548                   26,234
Intangible assets, net.............................................                  8,775                  175,334
Notes receivable and other assets..................................                    819                      523
                                                                            --------------           --------------

              Total assets.........................................         $       36,701           $      253,260
                                                                            ==============           ==============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable..............................................         $        1,154           $        4,130
     Accrued liabilities...........................................                  4,106                    3,540
     Accrued compensation and related benefits.....................                  1,546                    2,352
     Deferred revenue..............................................                    759                    1,151
                                                                            --------------           --------------
         Total current liabilities.................................                  7,565                   11,173

     Capital lease, net of current portion.........................                    107                      245
                                                                            --------------           --------------

              Total liabilities....................................                  7,672                   11,418
                                                                            --------------           --------------

Stockholders' Equity:
     Capital stock and additional paid-in capital..................                369,072                  367,406
     Accumulated deficit ..........................................               (340,043)                (125,564)
                                                                            --------------           --------------
        Total stockholders' equity.................................                 29,029                  241,842
                                                                            --------------           --------------
              Total liabilities and stockholders' equity...........         $       36,701           $      253,260
                                                                            ==============           ==============

  The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                Three months      Three months      Nine months      Nine months
                                                                   ended              ended            ended            ended
                                                                 March 31,          March 31,        March 31,        March 31,
                                                                    2001              2000             2001             2000
                                                                    ----              ----             ----             ----
Revenues:
     Music revenues......................................     $         2,246   $           450  $         5,419   $           733
     Advertising revenues................................               2,036             1,650            8,176             1,970
                                                              ---------------   ---------------  ---------------   ---------------
         Total revenues..................................               4,282             2,100           13,595             2,703
Cost of revenues.........................................               1,989               579            5,672               751
                                                              ---------------   ---------------  ---------------   ---------------
Gross profit.............................................               2,293             1,521            7,923             1,952
                                                              ---------------   ---------------  ---------------   ---------------

Operating expenses:
     Product development, excluding stock compensation...               3,195             4,922           11,403             9,908
     Stock compensation..................................                  22             2,072              369             8,987
                                                              ---------------   ---------------  ---------------   ---------------
         Total product development.......................               3,217             6,994           11,772            18,895
     Selling and marketing...............................               3,059             8,810           13,606            19,218
     General and administrative..........................               1,407             2,141            5,703             4,031
     Amortization of intangible assets...................                 225             7,132           18,469            12,292
     Impairment, restructuring and other charges.........               1,349                 -          174,410                 -
                                                              ---------------   ---------------  ---------------   ---------------
           Total operating expenses......................               9,257            25,077          223,960            54,436

Operating loss...........................................              (6,964)          (23,556)        (216,037)          (52,484)

Gain on sale of IUMA.....................................                 751                 -              751                 -

Interest and other income, net...........................                  85             1,027              807             2,181
                                                              ---------------   ---------------  ---------------   ---------------

Net loss ................................................              (6,128)          (22,529)        (214,479)          (50,303)
                                                              ---------------   ---------------  ---------------   ---------------

Accretion of preferred stock.............................                   -                 -                -              (224)
Dividend on preferred stock..............................                   -                 -                -              (493)
                                                              ---------------   ---------------  ---------------   ---------------

Net loss applicable to common shares.....................     $        (6,128)  $       (22,529) $      (214,479)  $       (51,020)
                                                              ===============   ===============  ===============   ===============

Net loss per common share-basic and diluted..............     $         (0.15)  $         (0.62) $         (5.22)  $         (1.92)
                                                              ===============   ===============  ===============   ===============

Weighted average common shares outstanding - basic and
   diluted...............................................              41,588            36,201           41,096            26,615
                                                              ===============   ===============  ===============   ===============

The accompanying notes are an integral part of these financial statements.

                                EMUSIC.COM INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                Nine months    Nine months
                                                                                                   ended          ended
                                                                                                 March 31,      March 31,
                                                                                                    2001          2000
                                                                                                    ----          ----
Cash flows from operating activities:
   Net loss.........................................................................           $    (214,479) $      (50,303)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation...................................................................                   2,764           1,135
     Amortization ..................................................................                  18,469          12,292
     Stock compensation.............................................................                     369           8,987
     Advanced royalties earned......................................................                     972             235
     Gain on sale of IUMA...........................................................                    (751)              -
     Loss on disposal of assets.....................................................                      93               -
     Impairment and other charges...................................................                 172,651               -
     Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable........................................................                     875            (572)
         Prepaid expenses and other assets..........................................                     888         (12,373)
         Accounts payable...........................................................                  (2,976)            843
         Accrued liabilities........................................................                     113          (1,839)
         Accrued compensation and related benefits..................................                    (896)            182
         Deferred revenue...........................................................                    (392)            656
                                                                                              --------------  --------------
           Net cash used in operating activities....................................                 (22,300)        (40,757)
                                                                                              --------------  --------------

Cash flows from investing activities:
     Purchases of short-term investments............................................                  (2,052)              -
     Maturities of short-term investments...........................................                  21,721               -
     Notes receivable...............................................................                   2,971               -
     Advanced royalties, music catalogs and investments.............................                  (3,341)        (12,388)
     Acquisitions, net of cash acquired.............................................                       -           1,500
     Purchase of property and equipment.............................................                    (629)         (3,143)
                                                                                              --------------  --------------
           Net cash (used in) provided by investing activities......................                  18,670         (14,031)
                                                                                              --------------  --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock.........................................                       -          84,220
     Issuance costs related to offering.............................................                       -          (1,137)
     Proceeds from the sale of stock to employees...................................                      38               -
     Proceeds from exercise of stock options and warrants...........................                      27             707
     Payment of dividends on Series B Preferred Stock...............................                       -          (1,061)
     Payment on capital lease.......................................................                    (138)            (29)
                                                                                              --------------  --------------
           Net cash (used in) provided by financing activities......................                     (73)         82,700
                                                                                              --------------  --------------

Net increase (decrease) in cash and cash equivalents................................                  (3,703)         27,912
Cash and cash equivalents at beginning of period....................................                  14,591          19,002
                                                                                              --------------  --------------
Cash and cash equivalents at end of period..........................................          $       10,888  $       46,914
                                                                                              ==============  ==============

Supplemental disclosure of non-cash transactions:
   Accretion of preferred stock to redemption value.................................          $            -  $          224
   Conversion of preferred stock into common stock..................................          $            -  $       32,206
   Issuance of common stock in conjunction with acquisitions........................          $            -  $      171,939
   Issuance of warrants for licensed music content..................................          $           44  $        1,412
   Issuance of common stock for assets..............................................          $          350  $            -
   Issuance of common stock for acquired music catalog..............................          $        1,100  $            -

  The accompanying notes are an integral part of these financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies

The Company

EMusic.com Inc. ("EMusic" or the "Company") sells downloadable music over the Internet and operates a network of music-oriented Web sites, including RollingStone.com, EMusic.com and other sites, that generates revenue from the sale of advertising. The Company also generates revenue from the licensing of its acquired music catalogs. EMusic, a Delaware corporation, is based in Redwood City, California, with regional offices in New York, Los Angeles and Chicago.

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

As described in "Subsequent Events" below, the Company announced a signed definitive merger agreement with Universal Music Group on April 9, 2001. In the absence of the proposed acquisition of the Company by Universal, management would need to undertake additional cost reduction efforts or obtain additional working capital from external sources or convert other assets in order to maintain current operations. If the acquisition is not completed, no additional cost reductions were undertaken and no additional working capital was raised, the Company projects that its cash would run out during the fourth calendar quarter of 2001. If the acquisition is not completed, there can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all.

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

The financial information as of June 30, 2000, is derived from our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, as filed with the SEC. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

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

                                                         Three months        Three months      Nine months          Nine months
                                                             ended               ended            ended                ended
                                                           March 31,           March 31,        March 31,            March 31,
                                                             2001                2000             2001                 2000
                                                             ----                ----             ----                 ----
Net loss............................................      $   (6,128)         $ (22,529)      $  (214,479)          $ (50,303)
Accretion of preferred stock to redemption value....               -                  -                 -                (224)
Dividend on Series B preferred stock................               -                  -                 -                (493)
                                                          ----------          ----------      -----------           ---------

Net loss applicable to common shares................      $   (6,128)         $ (22,529)      $  (214,479)          $ (51,020)
                                                          ----------          ----------      -----------           ---------

Net loss per common share - basic and diluted.......      $    (0.15)         $   (0.62)      $     (5.22)          $   (1.92)
                                                          ----------          ----------      -----------           ---------

Weighted average common shares outstanding - basic
and diluted.........................................          41,588             36,201            41,096              26,615
                                                          ==========          =========       ===========           =========

Antidilutive securities:
   Options to purchase common stock.................          13,204             10,629            13,204              10,629
   Common stock subject to repurchase...............           1,632              3,436             1,632               3,436
   Warrants.........................................           7,389              5,373             7,389               5,373
                                                          ----------          ----------      -----------           ---------
                                                              22,225             19,438            22,225              19,438
                                                          ----------          ----------      -----------           ---------

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

Concentrations

One customer accounted for more than 10% of total revenues for the three months ended March 31, 2001 and two customers accounted for more than 10% of total revenue for the nine months ended March 31, 2001. No customer accounted for more than 10% of revenues for the three months or nine months ended March 31, 2000.

Web site development costs

Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web site are expensed as incurred in accordance with SOP 98-1, and Emerging Issues Task Force ("EITF") 00-02 "Accounting for Web Site Development Costs."

Costs incurred in the development of application and infrastructure of the Company's web site are capitalized and amortized over their useful life, which is estimated to be two years.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition the SEC released, in October 2000 interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of the Company's fiscal year ending June 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have an effect on the current financial statements, but may impact the Company's future accounting regarding stock option transactions.

At the September and November 2000 EITF meetings, the EITF reached a consensus on EITF 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13". This EITF provides guidance on the accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. Generally, EITF 00-19 requires all warrants and equity derivative contracts issued which could require or force cash settlement by the issuer to be classified as an asset or liability and not permanent equity. EITF 00-19 also requires other significant additional requirements in order to achieve equity classification. EITF 00-19 is effective for all new contracts and contract modifications entered into after September 20, 2000. Contracts that were entered into prior to or on September 20, 2000, would not be required to follow EITF 00-19 unless they remain outstanding at June 30, 2001. The Company does not expect the adoption of EITF No. 00-19 to have a material impact on the Company's financial position or results of operations.

Impairment, Restructuring and Other Charges

Restructuring Charges

In January 2001, EMusic announced a corporate reorganization aimed at reducing expenses and focusing the Company on its two core sources of revenue -- advertising and promotional revenue through RollingStone.com, and downloadable music sales through EMusic.com. As a result of these actions the Company recorded a restructuring charge in the quarter ended March 31, 2001, of approximately $1,349,000 that primarily included charges related to severance, lease terminations and other contract cancellations. The severance charges include the reduction of 66 positions, or approximately 36% of the Company's workforce.

Restructuring charges for the quarter ended March 31, 2001 consist of the following (in thousands):

                                                                                                Contract
                                                          Severance                           terminations
                                                        and benefits        Facilities         and other            Total
                                                        ------------        ----------         ---------            -----
Restructuring charge accrued........................    $     1,126         $      103         $    120           $  1,349
Payments/utilization of the accrual.................           (396)               (65)             (88)              (549)
                                                        -----------         ----------         --------           --------
Accrual at March 31, 2001...........................    $       730         $       38         $     32           $    800
                                                        ===========         ==========         ========           ========

Impairment and Other Charges

Impairment and other charges for the nine months ended March 31, 2001 consisted of the following:

   Impairment of goodwill and intangibles.............       $ 148,349
   Impairment and write-down of music-related assets..          20,806
   Uncollectible notes receivable ....................           2,496
   Settlement of contract dispute.....................           1,410
                                                            ----------
                                                            $  173,061
                                                            ==========

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

The Company evaluated the recoverability of its advance royalties and music catalog assets in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry," as well as assessed its cost method investments in other music companies for potential impairment. The write-down of advanced royalties and the related warrants was determined based on the extent that estimated future royalties to be earned by each label for the remaining life of the respective digital rights agreement exceeded the net unearned advance and unamortized warrant balance at December 31, 2000.

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

During 2000, the Company loaned a total of $5,500,000 to two independent music labels from which the Company licenses music content. Both labels were delinquent in repaying the principal and interest payments due. Based on the financial condition of these labels, management did not believe that the total outstanding balance of $5,526,000 at December 31, 2000, to be fully recoverable, and accordingly a valuation reserve of $2,496,000 was recorded at December 31, 2000. During the quarter ended March 31, 2001, a payment of $3,030,000 was received from one of the music labels in full settlement of the note due.

In January 2001, the Company settled a contract dispute with a music label. As part of the settlement the Company returned its common stock investment in the label, which had a carrying value of $1,000,000 at December 31, 2000. In addition the Company paid a cash settlement of $410,000 in January 2001.

The impairment charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to generate cash flows from operations and to collect amounts due from business partners.

Sale of IUMA

On March 22, 2001, the Company sold its trademarks, domains, and certain other assets associated with the operations of its IUMA.com website to Vitaminic S.p.A., based in Milan, Italy, for $400,000 in cash and $500,000 in Vitaminic common stock, resulting in a pre-tax gain of $751,000. The Company received $200,000 in March 2001 and is to be paid an additional $200,000 on or before June 30, 2001. The number of Vitaminic shares the Company will receive will be determined based on the average market price of Vitaminic stock traded on the Nuovo Mercato stock exchange during the five business days preceding the date on which the shares are issued. Such shares are expected to be freely tradeable within 180 days from issuance.

Subsequent Events

On April 9, 2001, the Company announced a signed definitive merger agreement with Universal Music Group. Under the agreement, Universal Music Group has commenced a cash tender offer to acquire all of EMusic's outstanding shares at a price of $0.57 per share. Any shares not purchased in the tender offer will be converted into the same cash price in a subsequent merger.

The tender offer was made by an offer to purchase and other offering and solicitation documents, copies of which were filed with the Securities and Exchange Commission (SEC) and mailed to EMusic stockholders.

The obligation of Universal to complete the tender offer is conditioned on a minimum tender of shares representing a majority of EMusic's fully diluted shares. In addition, the offer is conditioned on EMusic having cash and marketable securities (after deduction for estimated transaction costs) of a minimum of $5,000,000 on April 30, 2001, reducing by no more than approximately $48,000 for each day thereafter until the offer closes. Either party can terminate the agreement if the offer is not completed by June 25, 2001.

The transaction is subject to other customary conditions. It is not subject to the waiting period requirements of the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Availability of SEC Tender Offer and Other Information

EMusic security holders and any potential investors in EMusic securities are advised to carefully read the tender offer statement on Schedule TO filed by Universal with the SEC, the solicitation/recommendation statement on Schedule

14D-9 filed by EMusic with the SEC and all other documents filed by either company with the SEC in connection with the proposed tender offer and/or merger. Those documents contain important information about the proposed transaction. Security holders and potential investors may obtain free copies of those documents, as well as other documents filed by EMusic at the SEC's website at http://www.sec.gov. These documents are also available to all stockholders of EMusic at no expense to them by submitting a request to Investor Relations at EMusic.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We are the owner and operator of one of the leading online music networks, providing music fans with extensive music content, news and information and community features. Our network of websites is ranked among the top five music information websites as measured by unique visitors in March 2001. EMusic.com is a website for sampling and purchasing music in the mp3 format, and via the Internet, customers can link to our website from approximately 19,000 other affiliate websites. Through direct relationships with leading artists and exclusive licensing agreements with over 700 independent record labels, EMusic.com offers an expanding collection of over 165,000 tracks for purchase, the largest collection of digital music content from recognized artists currently available for legal distribution in mp3 format over the Internet. In July 2000, we launched EMusic Unlimited, a subscription program that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. We also offer customers the opportunity to purchase individual tracks and albums, generally priced at 99 cents to download a single song and $8.99 to download an entire album. RollingStone.com is the Internet's premier authority on music and popular culture. The website leverages Rolling Stone magazine's unrivaled deep archives, including more than 7,500 artist profiles, an extensive collection of exclusive photos and interviews, more than 30 years of magazine covers and over 1,700 on-demand videos.

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

Revenues

Revenues are derived from the sale and licensing of downloadable music and from advertising services provided to other companies. Substantially all of our revenues are related directly to the Internet. Net revenues increased to $4,282,000 for the quarter ended March 31, 2001, from $2,100,000 for the quarter ended March 31, 2000. Net revenues for the nine months ended March 31, 2001 and 2000, were $13,595,000 and $2,703,000, respectively. The increase in revenue was primarily attributable to the increasing sales of downloadable music including corporate sales and to increasing advertising sales following the completion of our acquisition of Tunes.com in February 2000. Revenues for the quarter ended March 31, 2001, increased 36% from the combined revenues of EMusic and Tunes.com of $3,152,000 for the quarter ended March 31, 2000.

Music revenues for the quarter ended March 31, 2001, include $2,163,000 from the sale of downloadable music and $83,000 from the licensing of portions of our music catalogs for use by other music companies. Downloadable music revenues include the sale of individual tracks and albums in downloadable mp3 files as well as revenue derived from the EMusic Unlimited subscription service that allows customers to download an unlimited amount of music from the EMusic catalog in exchange for a flat, monthly fee. A substantial portion of the downloadable music revenues for the quarter was derived from a corporate subscription agreement with Hewlett Packard, which began in July 2000 and continued through March 31, 2001. The revenue from this agreement was principally recognized in the quarters ended December 31, 2000, and March 31, 2001. Our ability to sell downloadable music and grow the EMusic Unlimited subscription service continues to be adversely affected by the ability of potential customers to obtain our music for free through Napster, and to a lesser extent other websites. Until or unless Napster ceases to operate in its current model, our downloadable music revenue growth will continue to be adversely affected.

Advertising revenues increased to $2,036,000 for the quarter ended March 31, 2001, from $1,650,000 ($2,604,000 including both EMusic and Tunes.com for the entire quarter) for the quarter ended March 31, 2000. Advertising revenues are generated from the sale of integrated marketing campaigns, banner advertisements and sponsorships on our network of websites, especially RollingStone.com. Advertising revenues, which had weakened in the quarter ended December 31, 2000, declined substantially in the quarter ended March 31, 2001, as a result of declining prices for banner advertisements and continued general softening of the on-line advertising market. Advertising revenues include barter revenue, which represents an exchange of advertising space on our websites for reciprocal advertising space on the websites or other media of third parties. Advertising revenue from barter transactions is recognized based on the fair value of the advertising surrendered in the transaction. Such fair value is determined based on our historical practice of receiving cash, or other consideration that is readily convertible to cash, for similar advertising from buyers unrelated to the counter-party in the barter transaction. The cost of the advertising space we receive from the third party is recorded as advertising expense. For the quarters ended March 31, 2001 and 2000, approximately 9 percent and 10 percent, respectively, of our total revenues were derived from barter agreements.

Cost of Revenues

Cost of revenues is principally comprised of license fees paid to the owners of Rolling Stone magazine and of royalties paid to the owners of copyrighted songs sold to customers as downloadable files. Other costs of revenues include the cost of acquiring or creating editorial content, the cost to deliver advertising on our websites, and credit card processing fees on the sale of digital music. Cost of revenues for the quarters ended March 31, 2001 and 2000, were $1,989,000 and $579,000, respectively. Gross margins as a percentage of sales for the quarters ended March 31, 2001 and 2000 were 54% and 72%, respectively. Cost of revenues for the nine months ended March 31, 2001 and 2000, were $5,672,000 and $751,000, respectively. Gross margins as a percentage of sales for the nine months ended March 31, 2001 and 2000 were 58% and 72%, respectively. Gross margins decreased as a result of the increased license fees related to advertising revenues on the Rollingstone.com site and the increased music sales, which have lower gross margin than advertising sales.

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

Product Development Expenses

Product development activities are those related to acquiring the rights to musical works and information and to building the systems necessary to deliver music and information to customers. Product development activities include website design and maintenance, audio production, graphic design, content acquisition and artist development. Product development expenses include salaries, rent, depreciation, telecommunications charges, stock compensation and certain non-recoverable advances to artists. Exclusive of stock compensation expenses, product development expenses for the quarters ended March 31, 2001 and 2000 were $3,195,000 and $4,922,000, respectively. Exclusive of stock compensation expenses, product development expenses for the nine months ended March 31, 2001 and 2000 were $11,403,000 and $9,908,000, respectively. The increase reflects our increased development efforts, particularly in graphic design and development of the infrastructure required to deliver downloadable music from our Internet website as well as the acquisition of music content and increased headcount following the acquisition of Tunes.com in February 2000.

Stock compensation expenses represent the cost of common stock options and warrants granted to consultants in exchange for their help in acquiring the rights to musical works. For accounting purposes, the cost of the options granted to non-employees and warrants is calculated using the Black-Scholes Model. These stock options and warrants give the recipient the right to purchase shares of our common stock from us in the future at a specified price. The price specified is generally equal to the market price of our common stock on the date the instrument was issued to the consultant. Stock compensation expenses were $22,000 and $2,072,000 in the quarters ended March 31, 2001 and 2000, respectively. Stock compensation expenses were $369,000 and $8,987,000 in the nine months ended March 31, 2001 and 2000, respectively.

Selling and Marketing Expenses

Selling and marketing consists principally of activities designed to promote our EMusic.com and RollingStone.com websites, to attract new customers and traffic to our websites and to sell advertisements and downloadable music to corporate customers. Selling and marketing expenses were $3,059,000 and $8,810,000 for the quarters ended March 31, 2001 and 2000, respectively. Selling and marketing expenses were $13,606,000 and $19,218,000 for the nine months ended March 31, 2001 and 2000, respectively. Selling and marketing expenses decreased primarily as a result of the reduction in both online and offline advertising as well as reductions in the number of employees as a result of our restructurings in June 2000 and January 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent, and insurance. General and administrative expenses were $1,407,000 and $2,141,000 for the quarters ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, general and administrative expenses decreased primarily as a result of the reduction of executive management and professional fees. General and administrative expenses were $5,703,000 and $4,031,000 for the nine months ended March 31, 2001 and 2000, respectively. General and administrative expenses increased during the nine months ended March 31, 2001 principally as a result of additional expenses during the six months ended December 31, 2000. These expenses included additional insurance and professional fees and headcount required to manage our growing operations as a public company and as a result of the acquisition of Tunes.com.

Amortization of Intangible Assets

Amortization of intangible assets for the quarters ended March 31, 2001 and 2000 were $225,000 and $7,132,000, respectively. Amortization of intangible assets for the nine months ended March 31, 2001 and 2000 were $18,469,000 and $12,292,000, respectively.

At December 31, 2000, we recorded an impairment write-down of goodwill and intangibles totaling $148,349,000. Accordingly, the amortization expense on the remaining carrying value of the intangibles, principally the RollingStone.com tradename will now approximate $225,000 per quarter until the remaining balance of $9,000,000 at December 31, 2000, is fully amortized.

Impairment, Restructuring and Other Charges

Restructuring Charges

In January 2001, EMusic announced a corporate reorganization aimed at reducing expenses and focusing the Company on its two core sources of revenue -- advertising and promotional revenue through RollingStone.com, and downloadable music sales through EMusic.com. As a result of these actions the Company recorded a restructuring charge in the quarter ended March 31, 2001, of approximately $1,349,000 that primarily included charges related to severance, lease terminations and other contract cancellations. The severance charges include the reduction of 66 positions, or approximately 36% of the Company's workforce.

Restructuring charges for the quarter ended March 31, 2001 consist of the following (in thousands):

                                                                                                Contract
                                                          Severance                           terminations
                                                        and benefits        Facilities         and other            Total
                                                        ------------        ----------         ---------            -----
Restructuring charge accrued........................    $     1,126        $      103          $     120           $  1,349
Payments/utilization of the accrual.................           (396)              (65)               (88)              (549)
                                                        -----------        ----------          ---------           --------

Accrual at March 31, 2001...........................    $       730        $       38          $      32           $    800
                                                        ===========        ==========          =========          =========

Impairment and Other Charges

Impairment and other charges for the nine months ended March 31, 2001 consisted of the following:

   Impairment of goodwill and intangibles.............       $ 148,349
   Impairment and write-down of music-related assets..          20,806
   Uncollectible notes receivable ....................           2,496
   Settlement of contract dispute.....................           1,410
                                                            ----------
                                                            $  173,061
                                                            ==========

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

The Company evaluated the recoverability of its advance royalties and music catalog assets in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry," as well as assessed its cost method investments in other music companies for potential impairment. The write-down of advanced royalties and the related warrants was determined based on the extent that estimated future royalties to be earned by each label for the remaining life of the respective digital rights agreement exceeded the net unearned advance and unamortized warrant balance at December 31, 2000.

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

During 2000, the Company loaned a total of $5,500,000 to two independent music labels from which the Company licenses music content. Both labels were delinquent in repaying the principal and interest payments due. Based on the financial condition of these labels, management did not believe that the total outstanding balance of $5,526,000 at December 31, 2000, to be fully recoverable, and accordingly a valuation reserve of $2,496,000 was recorded at December 31, 2000. During the quarter ended March 31, 2001, a payment of $3,030,000 was received from one of the music labels in full settlement of the note.

In January 2001, the Company settled a contract dispute with a music label. As part of the settlement the Company returned its common stock investment in the label, which had a carrying value of $1,000,000 at December 31, 2000. In addition the Company paid a cash settlement of $410,000, which was accrued at December 31, 2000 and paid in January 2001.

The impairment charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to generate cash flows from operations and to collect amounts due from business partners.

Sale of IUMA

On March 22, 2001, the Company sold its trademarks, domains, and certain other assets associated with the operations of its IUMA.com website to Vitaminic S.p.A., based in Milan, Italy, for $400,000 in cash and $500,000 in Vitaminic common stock, resulting in a pre-tax gain of $751,000. The Company received $200,000 in March 2001 and is to be paid an additional $200,000 on or before June 30, 2001. The number of Vitaminic shares the Company will receive will be determined based on the average market price of Vitaminic stock traded on the Nuovo Mercato stock exchange during the five business days preceding the date on which the shares are issued. Such shares are expected to be freely tradeable within 180 days from issuance.

Subsequent Events

On April 9, 2001, the Company announced a signed definitive merger agreement with Universal Music Group. Under the agreement, Universal Music Group has commenced a cash tender offer to acquire all of EMusic's outstanding shares at a price of $0.57 per share. Any shares not purchased in the tender offer will be converted into the same cash price in a subsequent merger.

The tender offer was made by an offer to purchase and other offering and solicitation documents, copies of which were filed with the Securities and Exchange Commission (SEC) and mailed to EMusic stockholders.

The obligation of Universal to complete the tender offer is conditioned on a minimum tender of shares representing a majority of EMusic's fully diluted shares. In addition, the offer is conditioned on EMusic having cash and marketable securities (after deduction for estimated transaction costs) of a minimum of $5,000,000 on April 30, 2001, reducing by no more than approximately $48,000 for each day thereafter until the offer closes. Either party can terminate the agreement if the offer is not completed by June 25, 2001.

The transaction is subject to other customary conditions. It is not subject to the waiting period requirements of the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Availability of SEC Tender Offer and Other Information

EMusic security holders and any potential investors in EMusic securities are advised to carefully read the tender offer statement on Schedule TO filed by Universal with the SEC, the solicitation/recommendation statement on Schedule 14D-9 filed by EMusic with the SEC and all other documents filed by either company with the SEC in connection with the proposed tender offer and/or mergerThose documents will contain important information about the proposed transaction. Security holders and potential investors may obtain free copies of those documents, as well as other documents filed by EMusic at the SEC's website at http://www.sec.gov. These documents are also available to all stockholders of EMusic at no expense to them by submitting a request to Investor Relations at EMusic.

Liquidity and Capital Resources

At March 31, 2001, we had cash and cash equivalents totaling $10,888,000. Net cash of $22,300,000 was used for operating activities during the nine months ended March 31, 2001, principally as a result of net losses of $214,479,000 generated during the nine months partially offset by non-cash expenses, including amortization of $18,469,000, depreciation of $2,764,000, royalties earned of $972,000, stock compensation of $369,000 and impairment and other charges of $172,651,000. Additionally, cash was used for the pay-down of accounts payable and accrued compensation of $2,976,000 and $896,000, respectively, partially offset by the collection of accounts receivable of $875,000 and reduction of prepaid and other assets of $888,000. We expect to continue to incur negative cash flows from operations as the market continues to develop.

Net cash provided by investing activities totaled $18,670,000 for the nine months ended March 31, 2001, resulting from net maturities of short-term investments of $19,669,000 and net decreases in notes receivable of $2,971,000, offset by $3,341,000 spent for royalty advances and purchases of $629,000 for capital equipment and software.

Net cash used in financing activities totaled $73,000 for the nine months ended March 31, 2001, as we paid $138,000 on a capital lease, offset by proceeds of $65,000 received from the exercise of stock options and execution of the Employee Stock Purchase Plan.

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

In the absence of the proposed acquisition of the Company by Universal, we would need to undertake additional cost reduction efforts or obtain additional working capital from external sources or convert other assets in order to maintain our current operations. If the acquisition is not completed, no cost reductions were undertaken and no additional working capital was raised, we project that our cash would run out during the fourth calendar quarter of 2001. If the acquisition is not completed, there can be no assurance that additional financing will be available on terms acceptable to us, or at all. If additional funds are required and not available or are not available on acceptable terms, we may need to curtail certain of our plans or discontinue certain of our operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

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

The acquisition of EMusic by Universal may not be completed

Although we have entered into an agreement to be acquired by Universal Music Group, there can be no assurance that such acquisition will be completed. The obligation of Universal to complete the pending tender offer is conditioned on a minimum tender of shares representing a majority of EMusic's fully diluted shares and other customary conditions. In addition, the offer is conditioned on EMusic having cash and marketable securities (after deduction for estimated transaction costs) of a minimum of $5 million on April 30, 2001, reducing by no more than approximately $48,000 for each day thereafter until the offer closes. Either party can terminate the agreement if the offer is not completed by June 25, 2001.

We have limited cash resources and may need to obtain additional funds to execute our business plan. If we are unable to obtain such funds, we will not be able to expand our business as planned or may need to curtail or discontinue certain operations.

As of March 31, 2001, we had approximately $10.9 million in cash and cash equivalents. In the absence of the proposed acquisition of the Company by Universal, we would need to undertake additional cost reduction efforts or obtain additional working capital from external sources or conversion of other assets in order to maintain our current operations. If the acquisition is not completed, no cost reductions were undertaken and no additional working capital raised, we project that our cash would run out during the fourth calendar quarter of 2001. If the acquisition is not completed, there can be no assurance that additional financing will be available on terms favorable to us, or at all. If additional funds are required and not available or are not available on acceptable terms, we may need to curtail certain of our plans or discontinue certain of our operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

Our stock may be subject to de-listing and our stock price has been and may continue to be volatile.

Our common stock is currently traded on the Nasdaq National Market under the ticker symbol "EMUS." We have received a notice of de-listing from the Nasdaq National Market. We have filed an appeal with respect to this notice. If our stock were de-listed from the Nasdaq National Market there would likely be a substantial reduction in the liquidity of any investment in our common stock. De-listing could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future.

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

From inception through March 31, 2001, we had accumulated net losses of approximately $307 million. We expect substantial net losses for the foreseeable future and although we believe that we have a plan which can lead to positive cash flow from operations, there can be no assurance that our plan can be achieved. We believe it is critical to our long-term success that we continue to develop "EMusic" and "RollingStone.com" brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We have recently reduced our operating expenses. If we determine that we need to increase operating expenses in order to achieve our goals, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability.

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

As of March 31, 2001, there were approximately 43.2 million shares of common stock outstanding, substantially all of which were tradable without registration under the Securities Act or pursuant to currently effective registration statements or exemptions from registration requirements.

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

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk

We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2001.

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

Currency Exchange Rate Risk

During the period from inception through March 31, 2001, all of our revenues and expenses have been denominated in U.S. dollars. As a result, we have not incurred any realized or unrealized currency exchange rate gains or losses. We do not expect to incur any significant gains and losses during the next twelve months. We have not engaged in foreign currency hedging activities to date.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds

During the quarter, we granted warrants for the purchase of 92,000 shares to advisors and in conjunction with the acquisition of musical content during quarter. All of such warrants were granted to accredited investors pursuant to Regulation D.

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

Date: May 9, 2001                              EMusic.com Inc.

                                                        /s/ Emily Rupp
                                                       -------------------------
                                                       Emily Rupp,
                                                       Vice President and
                                                       Chief Financial Officer